Form 10-K
period 2013-09-30
Alphabet Holding Company, Inc.
filed 2013-11-26
CIK 1566978

Use these links to rapidly review the document

Index to Consolidated Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2013.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 333-186802

Alphabet Holding Company, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	27-3085103 (I.R.S. Employer Identification No.)
2100 Smithtown Avenue Ronkonkoma, New York (Address of principal executive offices)	11779 (Zip Code)
(631) 567-9500 (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act: None

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐    No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐    No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

          Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

          As of November 25, 2013, the number of shares of common stock Class A outstanding was 3,100,800 and the number of shares of common stock Class B outstanding was 37.

          DOCUMENTS INCORPORATED BY REFERENCE.

None

ALPHABET HOLDING COMPANY, INC.
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

i

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K for the fiscal year ended September 30, 2013 (this "Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

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

  •
  dependency on retail stores for sales;

  •
  the loss of significant customers;

  •
  compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, in particular, Good Manufacturing Practices ("GMPs") in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive (the "Herbal Products Directive") in Europe and greater enforcement by any such federal, state, local or foreign governmental entities;

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
  loss of certain third-party suppliers;

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

  •
  other factors beyond our control.

        In light of these risks, uncertainties and assumptions, the forward-looking statements contained in this Report might not prove accurate. You should not place undue reliance upon them. All forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing cautionary statements. All such statements speak only as of the date of this Report, and we undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

INDUSTRY AND MARKET DATA

        In this Report, we rely on and refer to information and statistics regarding our industry, products or market share. We obtained some of this information and statistics from third-party sources, such as independent trade associations, industry publications, government publications or reports by market research firms. Additionally, we have supplemented third-party information where necessary with management estimates, based on our review of internal surveys, information from our customers and suppliers, trade and business organizations and other contacts in the markets in which we operate, and our management's knowledge and experience. However, these estimates are subject to change and are uncertain due to limits on the availability and reliability of primary sources of information and the voluntary nature of the data gathering process. Although we believe that these independent sources and our management's estimates are reliable as of the date of this Report, we have not independently verified this information, and we cannot assure you of its accuracy or completeness. As a result, you should be aware that market share and industry data included in this Report, and estimates and beliefs based on that data, may not be reliable. We make no representation as to the accuracy or completeness of the information.

 OTHER DATA

        Numerical figures included in this Report have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

        References in this Report to our fiscal year refer to the fiscal year ended September 30 in the specified year. For example, references to "fiscal 2013" refer to our fiscal year ended September 30, 2013.

PART I

Item 1.    Business

        The following description of our business should be read in conjunction with the information included elsewhere in this Report. This description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements due to the factors set forth in "Forward-Looking Statements," "Risk Factors" and elsewhere in this Report. Unless the context otherwise requires, references in this Report to "we," "our," "us," or the "Company," refer to Alphabet Holding Company, Inc. together with its subsidiaries.

Our Company

        We are the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. Our products are marketed through four operating segments: Wholesale, European Retail, Direct Response/E-Commerce and North American Retail. We currently market over 25,000 individual stock keeping units ("SKUs") under a portfolio of well-known brands, with leading category positions across their respective categories, channels and geographies. With our broad range of products, we are able to offer our wholesale customers a "one-stop" source for a wide assortment of both branded and private label products across the value spectrum. Additionally, we have a significant presence in virtually every major vitamins, minerals, herbs and supplements ("VMHS") product category and in multiple key distribution channels. We utilize our direct-to-consumer channels to identify new consumer trends and leverage our flexible manufacturing capabilities and strong supplier relationships to bring new products to market quickly. Through our industry-leading manufacturing operations and significant economies of scale, we believe we are a low-cost manufacturer that offers attractively priced products to retailers and consumers. In addition, we enjoy long-standing relationships with several domestic retailers, including Wal-Mart, Costco, CVS, Walgreens, Kroger and Target. We believe our diversified product, channel and geographic revenue mix, strong key customer relationships and steady demand for VMHS products provide for a diversified, stable and profitable business with strong cash flows.

        Alphabet Holding Company, Inc. ("Holdings") was incorporated in Delaware in 2010. Holdings is the direct parent of NBTY, Inc. ("NBTY"). The principal executive offices for both Holdings and NBTY are located at 2100 Smithtown Avenue, Ronkonkoma, New York 11779. The telephone number and website for both Holdings and NBTY are (631) 567-9500, and www.nbty.com, respectively.

Carlyle Transaction

        On October 1, 2010, NBTY consummated a merger (the "Merger") with an affiliate of The Carlyle Group ("Carlyle"), under which the Carlyle affiliate acquired 100% of NBTY's equity. Carlyle financed the Merger with equity financing provided by an investment fund affiliated with Carlyle, proceeds from the sale of NBTY's 9% senior notes due 2018 (the "Notes"), cash on hand at NBTY and senior secured credit facilities initially consisting of (1) senior secured term loan facilities of $1.75 billion and (2) a senior secured revolving credit facility with commitments of $250 million (the "senior secured credit facilities") under a credit agreement with Barclays Bank PLC as administrative agent. NBTY refinanced its senior secured credit facilities on March 1, 2011 (the "First Refinancing") and March 21, 2013 (the "Second Refinancing").

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Operating Segments

        We market our products through a global multi-channel distribution platform, supported by our industry-leading manufacturing operations and supply chain.

        Wholesale.    We are the leading wholesale manufacturer of branded and private label VMHS products in the United States. We sell our products in virtually all major mass merchandisers, club stores, drug store chains and supermarkets. We also sell our products to independent pharmacies, health food stores, the military and other retailers. Our key brands include Nature's Bounty®, Osteo Bi-Flex®, Pure Protein®, Body Fortress®, Sundown®, MET-Rx®, Balance Bar® and Ester-C®. We sell directly to health and natural food stores under the Solgar®, SISU® and Good 'N Natural® brands, to health and natural food stores as well as wholesalers under our American Health®, Ester-C® and Home Health® brands and to healthcare practitioners through our Physiologics® brand. We also have licensing relationships with Disney Consumer Products, Inc. and Marvel Characters, B.V. to manufacture VMHS products for children using their character images and licensed art work. In addition to our strong brand positions, we are a leading private label manufacturer in the industry and supply the majority of private label VMHS products to several of the largest U.S. retailers. Fiscal 2013 branded sales accounted for approximately 69% and private label sales accounted for approximately 31% of our Wholesale sales.

        European Retail.    We have significant retail operations throughout Europe. We are the leading VMHS specialty retailer in the United Kingdom. As of September 30, 2013, this segment generated revenue through the retail operations of 736 Holland & Barrett stores (including 29 franchised stores in China, 23 franchised stores in Singapore, seven franchised stores in each of Cyprus and the United Arab Emirates, four franchised stores in Malta and one franchised store in each of Gibraltar and Iceland), 57 GNC (UK) stores, 47 Nature's Way stores in Ireland, 127 De Tuinen stores in the Netherlands, including seven franchised locations, and 13 Essenza stores in Belgium, as well as internet based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie, www.detuinen.nl and www.gnc.co.uk. Holland & Barrett, the leading VHMS specialty retailer in the United Kingdom, sells VMHS products and food products, such as fruits and nuts, through a broad range of approximately 4,300 SKUs. Our GNC (UK) stores specialize in vitamins, minerals and sports nutrition products, marketing approximately 2,000 SKUs targeted at the more health-conscious sports enthusiasts and price-sensitive customers, and are a strong complement to the Holland & Barrett stores. We believe the breadth of our product offering, the superior customer service provided in our stores and the deep category and product knowledge of our well trained sales associates are key differentiators relative to our competitors.

        Direct Response/E-Commerce.    Through our internet and mail-order catalogs, we are a leader in the U.S. direct response VMHS industry, offering a full line of VMHS products and selected personal care and sports nutrition items under our Puritan's Pride® brand, as well as products manufactured by third parties, at prices that are generally at a discount to similar products sold in retail stores. During fiscal 2013, our Puritan's Pride website, www.puritan.com, generated an average of approximately 1.3 million unique visitors per month. As of September 30, 2013, Puritan's Pride products are sold through five active websites in four languages. Puritan's Pride is strategically advantaged relative to its competitors, offering high-quality products at low direct-from-manufacturer prices, as well as multi-buy promotions, creating a seamless shopping experience for customers. Our highly automated equipment enables us to process orders quickly, economically and efficiently. Internet orders accounted for approximately 70% of our total fiscal 2013 Direct Response/E-Commerce orders.

        North American Retail.    As of September 30, 2013, we operated 421 Vitamin World retail stores throughout the United States, including Puerto Rico, Guam and the U.S. Virgin Islands, primarily in regional and outlet malls, as well as our Vitamin World website, www.vitaminworld.com. Each store carries a full line of store brand products, as well as products manufactured by third parties. Vitamin

World stores serve as an effective channel to identify early consumer and market trends, as well as to test new product introductions and ascertain product acceptance. We are able to provide insight into the marketplace to our domestic wholesale customers and can leverage our vertically integrated model to bring new products to the market quickly. We believe the direct-to-consumer channels also serve a key role in educating consumers on the VMHS category, including new products and the latest clinical studies and research.

Operating Segment and Geographic Financial Information

        For a presentation of financial information for each of our operating segments, including financial information relating to the geographic areas in which we conduct our business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and Note 23 to the fiscal 2013 Consolidated Financial Statements included elsewhere in this Report.

Our Industry

        The VMHS industry is comprised of several distinct product sub-categories:

  •
  Vitamins.  This sub-category includes single and multi- vitamin supplements. Products in the vitamin category include: vitamin C, vitamin E, B vitamins, vitamin A/beta carotene, niacin, folic acid, and multi- vitamin formulae.

  •
  Minerals.  This sub-category includes single and multi- mineral supplements. Products in the mineral category include: calcium, magnesium, chromium, zinc, selenium, potassium, iron, manganese, other single minerals and multi-mineral formulae.

  •
  Herbs & Botanicals.  Single herb or multi-herb supplements made primarily from plants or plant components. Products in this category include: echinacea, garlic, ginseng, and ginkgo biloba.

  •
  Specialty Supplements.  This sub-category includes supplements falling outside other sub-categories, such as glucosamine, melatonin, probiotics, docasahexanenoic acid ("DHA"), fish oils and shark cartilage, Co-enzyme Q10 ("Co-Q10"), amino acids and homeopathic remedies.

  •
  Sports Nutrition.  Sports Nutrition products include tablets, powders, nutrition bars and drinks formulated to enhance physical activity, and include creatine, amino acids and protein formulae, among others.

  •
  Meal Replacements.  This sub-category includes powders, nutrition bars and liquid nutritional formulae.

Our Strategy

        We continuously evaluate strategies to drive revenues and cash flows at each of our operating segments by building on our leading market positions and strong customer relationships.

Increase Sales from Existing and New Customers

        We expect to continue to drive organic growth through incremental shelf space with existing customers, new customer additions and the continued strong momentum of our branded products. Our ability to supply both branded and private label products across all price points allows retailers to source a majority of their VMHS products from one supplier.

New Product Introductions

        We have been among the first in the industry to introduce innovative products in response to new research and clinical studies, media attention and consumer preferences. Given our presence in multiple distribution channels, we are well-positioned to identify trends and demand for new products, and we have the manufacturing scale, expertise and supplier relationships to respond rapidly and bring new products to market. During fiscal 2013, we introduced approximately 155 new products.

Further Penetrate International Markets

        Our products are currently marketed and sold in approximately 90 countries . However, only $1.1 billion (or 36%) of our sales in fiscal 2013 were sold to customers outside the United States, of which $675 million was to customers located in the United Kingdom. We plan to capitalize on our industry-leading manufacturing and distribution capabilities to drive incremental international sales in the emerging markets of Eastern Europe, Turkey, the Middle East, Africa, Asia and Central and South America, which are characterized by a rising middle-class and a strong demand for high-quality VMHS products from U.S. based manufacturers. In addition, we plan to concentrate on Western European markets, where there is a demand for VMHS products, by leveraging our current distribution structure.

Drive Growth and Profitability in Retail Operations

        We will continue to focus on positioning our retail operations for growth and profitability through various strategies, including a pricing strategy that focuses on value, optimization of our store base, expansion of our customer loyalty programs, a new store format and focusing on development of our associates. We have gradually been remodeling our stores to the new format and believe that the enhanced customer experience will continue to have a favorable impact on store sales. We continue to strengthen our position as a customer-centric specialty retailer through our associate development initiatives which provide associates at all levels with resources to enhance customer service and sales skills, to improve product knowledge and to provide a clear path for career growth. Vitamin World store performance has demonstrated the favorable impact of these initiatives.

        We also have implemented several successful initiatives in our European Retail operations. We are focused on maximizing omni-channel business and driving increased customer traffic by modifying our promotional pricing strategy, increasing our focus on associate training, and developing loyalty and customer relationship management programs.

Free Cash Flow Generation

        We expect our strong and stable cash flows to be driven by continued top-line growth and targeted initiatives for ongoing improvement in our manufacturing and supply chain operations, as well as improvements in working capital efficiency.

Enhance Manufacturing Efficiencies

        We expect to continue to focus on reducing costs and improving efficiency in our manufacturing operations and driving supply chain strategies to maintain our leadership in low-cost manufacturing. On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involves the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

Disciplined Acquisition Strategy

        Since 1986, we have acquired and successfully integrated more than 30 companies, expanding our brands, geographic presence, distribution channels and product offerings. In the fragmented, global VMHS industry, there remains a robust pool of acquisition opportunities across channels and geographies. We expect to continue to take a disciplined approach to acquisitions as these opportunities arise.

Employees

        As of September 30, 2013, we employed approximately 13,300 persons. In addition, we sell products through commissioned sales representative organizations. As of September 30, 2013, CAW Local 468, Retail Wholesale Canada Division, represented approximately 285 of our associates in Canada under a collective bargaining agreement. We believe we have strong employee and labor relations domestically and internationally and historically have not experienced work stoppages that materially adversely affected our operations.

Advertising

        For fiscal 2013, 2012 and 2011, we spent approximately $189 million, $164 million and $152 million, respectively, on advertising, promotions and catalogs, including print, media and cooperative advertising. Our in-house advertising staff creates our advertising materials, which include print, radio, television and internet advertising. In the United Kingdom and Ireland, Holland & Barrett advertises on television. Holland & Barrett, GNC (UK) and Nature's Way advertise in national newspapers and conduct sales promotions. De Tuinen advertises in newspapers and conducts sales promotions in the Netherlands. In addition, Holland & Barrett, GNC (UK) and De Tuinen each publishes its own magazine with articles and promotional materials. Solgar and GNC (UK) advertise in magazines, operate web sites and conduct sales promotions. Essenza also conducts sales promotions. In Canada, SISU advertises in trade journals and magazines. Vita Health advertises in newspapers, trade publications and magazines and operates web sites.

Manufacturing, Distribution and Quality Control

        At September 30, 2013, we employed approximately 4,000 manufacturing, shipping and packaging associates. We manufacture domestically in Arizona, California, Florida, New Jersey, New York, North Carolina and Texas. In addition, at September 30, 2013, we manufactured internationally in Winnipeg, Manitoba, Canada; Burton, United Kingdom; and Zhongshan, China. We have technologically advanced manufacturing and production facilities, with total production capacity of approximately 63 billion tablets, capsules and softgels per year.

        All our domestic manufacturing operations are subject to GMPs, promulgated by the U.S. Food and Drug Administration ("FDA"), and other applicable regulatory standards. We believe our U.S. manufacturing processes comply with the GMPs for dietary supplements or foods, and our manufacturing and distribution facilities generally have sufficient capacity to meet our current business requirements and our currently anticipated sales. In certain instances, we outsource to third party manufacturers who we screen for compliance with the GMPs. We place special emphasis on quality control. We assign lot numbers to all raw materials and, except in rare cases, initially hold them in quarantine while our Quality Department evaluates them for compliance with established specifications. Once released, we retain samples and process the material according to approved formulae by blending, mixing and technically processing as necessary. We manufacture products in final delivery form as a capsule, tablet, powder, softgel, nutrition bar or liquid. After a product is manufactured, our laboratory analysts test its weight, purity, potency, disintegration and dissolution, if applicable. Except in rare instances, we hold the product in quarantine until we complete the quality evaluation and determine that the product meets all applicable specifications before packaging. In those instances when we release a product concurrently with testing, we implement a conditional release process to ensure the product is not distributed before we complete testing. When the manufactured product meets all specifications, our automated packaging equipment packages the product with at least one tamper-evident safety seal and affixes a label, an indelible lot number and, in most cases, the expiration or "best by" date. We use sophisticated computer-generated documentation for picking and packing for order fulfillment.

        We are subject to regulations and standards of a similar nature in Canada, China and the United Kingdom with respect to our manufacturing activities in those countries. We maintain Health Canada mandated natural health product and drug licenses, market authorizations and establishment and site licenses.

        In the United States and Canada, we have received recognition from many prestigious private organizations, including U.S. Pharmacopeia GMP Certification (as part of their Dietary Supplement Verification Program). Additionally, we have been recognized in the United Kingdom with MHRA Importation License and Wholesale Dealers License, as well as the BRC Global Standard for Food Safety and the certificate of conformity of the Organic Food Federation.

        Our manufacturing operations are designed to allow low-cost production of a wide variety of products of different quantities, physical sizes and packaging formats, while maintaining a high level of customer service and quality. Flexible production line changeover capabilities and reduced cycle times allow us to respond quickly to changes in manufacturing schedules and customer demands.

        We have inventory control systems at our facilities that track each manufacturing and packaging component as we receive it from our supply sources through manufacturing and shipment of each product to customers. To facilitate this tracking, most products we sell are bar coded. Our inventory control systems report shipping, sales and, in most cases, individual SKU level inventory information. We manage the retail sales process by monitoring customer sales and inventory levels by product category. We believe our distribution capabilities increase our flexibility in responding to our customers' delivery requirements. Our purchasing and merchandising staff regularly reviews and analyzes information from our U.S. point-of-sale computer system and makes merchandise allocation and markdown decisions based on this information. We use an automated reorder system in the United States to maintain in-stock positions on key items. These systems give us the information we need to determine the proper timing and quantity of reorders.

        Our financial reporting systems provide us with detailed financial reporting to support our operating decisions and cost control efforts. These systems provide functions such as payment scheduling, application of payment receipts, general ledger interface, vendor tracking and flexible reporting options.

Research and Development

        We did not expend material amounts for research and development of new products during the last three fiscal years.

Competition; Customers

        The market for nutritional supplement products is highly competitive. Our direct competition consists of publicly and privately owned companies, which tend to be highly fragmented in terms of both geographic market coverage and product categories. Competition is based primarily on quality and assortment of products, customer service (including timely deliveries), marketing support, availability of new products and price. Given our significant scale and broad scope relative to our competition, strong innovation capabilities, high-quality manufacturing and vertical integration, we believe that we are well positioned to capitalize on the industry's favorable long term secular trends and gain share.

        There are numerous companies in the vitamin and nutritional supplement industry with which we compete that sell products to retailers, including mass merchandisers, convenience stores, drug store chains, club stores, independent drug stores, supermarkets and health food stores.

        During fiscal 2013 and 2012, Wal-Mart, individually, accounted for 21% and 23% of our Wholesale segment's net sales, respectively, and 13% and 14% of our consolidated net sales, respectively. As of September 30, 2013, Wal-Mart, individually, accounted for 12% of our Wholesale segment's gross accounts receivable. We sell products to Wal-Mart under individual purchase orders placed by Wal-Mart under Wal-Mart's standard terms and conditions of sale. These terms and conditions include insurance requirements; representations by us with respect to the quality of our products and our manufacturing process; our obligations to comply with law; and indemnifications by us if we breach our representations or obligations. There is no commitment from Wal-Mart to purchase from us, or from us to sell to Wal-Mart, any minimum amount of product. The loss of Wal-Mart, or any other major customer, would have a material adverse effect on us if we were unable to replace that customer. See "Item 1A. Risk Factors—Risks Relating to Our Business—One of our customers accounted for 13% of our consolidated net sales during fiscal 2013, and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations."

Government Regulation

  United States

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by federal agencies, including the FDA, the United States Federal Trade Commission ("FTC"), the U.S. Customs and Border Protection ("CBP"), the U.S. Postal Service ("USPS"), the Consumer Product Safety Commission ("CPSC"), the Department of Agriculture, U.S. Department of Labor's Occupational Safety & Health Administration ("OSHA") and the U.S. Environmental Protection Agency ("EPA"). These activities also are subject to regulation by various agencies of the states, localities and foreign countries in which we sell our products. In particular, the FDA, under the Federal Food, Drug, and Cosmetic Act (the "FDCA"), regulates the biennial registration, formulation, manufacturing, packaging, labeling, distribution and sale of foods, including dietary supplements, vitamins, minerals and herbs and cosmetics. The FTC regulates the advertising of these products, and the USPS regulates advertising claims with respect to such products sold by mail order. The National Advertising Division ("NAD") of the Council of Better Business Bureaus oversees an industry- sponsored self-regulatory system that permits competitors to resolve disputes over advertising claims, applying FTC guides and rules and prior NAD decisions. The NAD may refer matters to the FTC and/or other agencies for further action, if the advertiser does not participate in the NAD system or implement the NAD's recommendations.

        The FDCA has been amended several times with respect to dietary supplements, in particular by the Dietary Supplement Health and Education Act of 1994 ("DSHEA"). DSHEA establishes a framework governing the composition and labeling of dietary supplements. With respect to composition, DSHEA defines "dietary supplements" as vitamins, minerals, herbs, other botanicals, amino acids and other dietary substances for human use to supplement the diet, as well as concentrates, constituents, extracts or combinations of such dietary ingredients. Generally, under DSHEA, dietary ingredients that were marketed in the United States before October 15, 1994 may be used in dietary supplements without notifying the FDA. However, a "new" dietary ingredient (a dietary ingredient that was not marketed in the United States before October 15, 1994) must be the subject of a new dietary ingredient notification submitted to the FDA unless the ingredient has been "present in the food supply as an article used for food" without being "chemically altered." A new dietary ingredient notification must provide the FDA with evidence of a "history of use or other evidence of safety" establishing that use of the dietary ingredient "will reasonably be expected to be safe." A new dietary ingredient notification must be submitted to the FDA at least 75 days before the initial marketing of the new dietary ingredient. There can be no assurance that the FDA will accept the evidence of safety for any new dietary ingredients that we may want to market, and the FDA's refusal to accept such evidence could prevent the marketing of such dietary ingredients. The FDA has published guidance for the industry to attempt to clarify the FDA's interpretation of the new dietary ingredient notification requirements, and this guidance raises new challenges to the development of new dietary ingredients. In addition, increased FDA enforcement could lead the FDA to challenge dietary ingredients already on the market as "illegal" under the FDCA because of the failure to submit a new dietary ingredient notification.

        The FDA generally prohibits the use in labeling for a dietary supplement of any "disease claim," correlating use of the product with a decreased risk of disease, unless the claim is specifically pre-approved or authorized by the FDA. DSHEA permits "statements of nutritional support" to be included in labeling for dietary supplements without FDA pre-approval. Such statements may describe how a particular dietary ingredient affects the structure, function or general well-being of the body, or the mechanism of action by which a dietary ingredient may affect body structure, function or well-being (but may not state that a dietary supplement will diagnose, cure, mitigate, treat, or prevent a disease). FDA deems internet materials as labeling in most cases, so our internet materials must comply with FDA requirements and could be the subject of regulatory action if the FDA, or the FTC reviewing the materials as advertising, considers the materials false or misleading. A company that uses a statement of nutritional support in labeling must possess evidence substantiating that the statement is truthful and not misleading. FTC has in recent years imposed extremely stringent, claim-specific substantiation standards on certain dietary supplement manufacturers, to settle charges that they deceptively advertised their supplements' efficacy. When such a claim is made on labels, we must disclose on the label that the FDA has not "evaluated" the statement, disclose that the product is not intended for use for a disease, and notify the FDA about our use of the statement within 30 days of marketing the product. However, there can be no assurance that the FDA will not determine that a particular statement of nutritional support that we want to use is an "unauthorized health or disease claim" or an unauthorized version of a "health claim." Such a determination might prevent us from using the claim.

        In addition, DSHEA provides that certain so-called "third-party literature," such as a reprint of a peer-reviewed scientific publication linking a particular dietary ingredient with health benefits, may be used "in connection with the sale of a dietary supplement to consumers" without the literature being subject to regulation as labeling. Such literature must not be, among other things, false or misleading; the literature may not promote a particular manufacturer or brand of dietary supplement; and the literature must present a balanced view of the available scientific information on the subject matter. There can be no assurance, however, that all third-party literature that we would like to disseminate in connection with our products will satisfy these requirements, and failure to satisfy all requirements could prevent use of the literature or subject the product involved to regulation as an unapproved drug.

        As authorized by DSHEA, the FDA adopted GMPs specifically for dietary supplements, which became effective in June 2008. These GMP regulations are more detailed than the GMPs that previously applied to dietary supplements and require, among other things, dietary supplements to be prepared, packaged and held in compliance with specific rules, and require quality control provisions similar to those in the GMP regulations for drugs. We believe our manufacturing and distribution practices comply with these new rules.

        We also must comply with the Dietary Supplement and Nonprescription Drug Consumer Protection Act (the "AER Act"), which became effective in December 2007. The AER Act amended the FDCA to require that manufacturers, packers, and distributors of dietary supplements report serious adverse events (as defined in the AER Act) to the FDA within specific time periods. We believe we are in compliance with the AER Act.

        The FDA Food Safety Modernization Act ("FSMA"), signed into law by President Obama on January 4, 2011, is considered one of the most significant changes to the FDCA with respect to strengthening the US food safety system. It enables the FDA to focus more on preventing food safety problems rather than relying primarily on reacting to problems after they occur. The law also provides the FDA with new enforcement authorities designed to achieve higher rates of compliance with prevention- and risk-based food safety standards and to better respond to and contain problems when they do occur. The law also gives the FDA important new tools to hold imported foods to the same standards as domestic foods and directs the FDA to build an integrated national food safety system in partnership with state and local authorities. We expect that this law will generate more frequent FDA food inspections and questions at customs regarding imported goods.

        The FDA has broad authority to enforce the provisions of the FDCA applicable to foods, dietary supplements and cosmetics, including powers to issue a public "warning letter" to a company, to publicize information about illegal products, to request a voluntary recall of illegal products from the market, and to request the Department of Justice to initiate a seizure action, an injunction action, or a criminal prosecution in the U.S. courts. The FTC exercises jurisdiction over the advertising of foods, dietary supplements and cosmetics. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising, or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees and the payment of civil penalties, restitution, or both, by the companies involved. We currently are subject to FTC consent decrees resulting from past advertising claims for certain of our products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if we should fail to comply. We also are subject to consent judgments under the Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Further, the USPS has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including us, and we are required to maintain compliance with the orders applicable to us, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. These civil penalty actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

        In October 2009, the FTC issued new Guides Concerning the Use of Endorsements and Testimonials in Advertising ("Endorsement Guides"). These Endorsement Guides significantly extend the scope of potential liability associated with the use of testimonials, endorsements, and new media methods, such as blogging, in advertising. As of December 1, 2009, the effective date of the Endorsement Guides, advertisements with testimonials claiming specific results usually will be interpreted to mean that the endorser's experience is what others can expect, regardless of disclaimers such as "results may vary." Therefore, advertisers are required either to substantiate that the experiences conveyed by testimonials or endorsements represent typical consumer experiences with the advertised product or clearly and conspicuously disclose the typical consumer experience with the advertised product and have proper substantiation. In most instances, this will require advertisers to possess "competent and reliable scientific evidence" to substantiate the endorser representations. Under the Endorsement Guides, advertisers also may be liable for statements made by consumers in the context of "new media," including blogs, depending on the relationship between the consumer and the advertiser, and any material connection between them must be disclosed. Although an advertiser's control over the consumer's comments will be relevant to a determination regarding liability for false or misleading statements, it will not necessarily be dispositive.

        In October 2012, the FTC announced revisions to its Guides For The Use Of Environmental Marketing Claims ("Green Guides"). These Green Guides are intended to assist advertisers in avoiding the dissemination of false or deceptive environmental claims for their products. The latest revisions to the Green Guides include new guidance regarding advertisers' use of product certifications and seals of approval, "recyclable" claims, "renewable materials" claims, and "carbon offset" claims. Many of these provisions instruct advertisers to specify and qualify environmental claims even more extensively than previously required. The FTC simultaneously has reminded advertisers that environmental claims inconsistent with the Green Guides may trigger FTC challenge. In addition, although these Green Guides do not themselves have the force of law and are not independently enforceable, violations of them might give rise not only to FTC scrutiny but also to actions under state consumer fraud statutes.

        In March 2013, the FTC released new guidance for mobile and other online advertisers that explains how to make disclosures clear and conspicuous to avoid deception. Updating FTC guidance known as Dot Com Disclosures, which was released in 2000, the new FTC staff guidance, ".com Disclosures: How to Make Effective Disclosures in Digital Advertising" ("Dot Com Guides"), takes into account the expanding use of smartphones with small screens and the rise of social media marketing. It also contains mock ads that illustrate the updated principles. Like the original, the updated Dot Com Guides emphasize that consumer protection laws apply equally to marketers across all mediums, whether delivered on a desktop computer, a mobile device, or more traditional media such as television, radio, or print. If a disclosure is needed to prevent an online ad claim from being deceptive or unfair, it must be clear and conspicuous. Under the new guidance, this means advertisers should ensure that the disclosure is clear and conspicuous on all devices and platforms that consumers may use to view the ad. The new guidance also explains that if an advertisement without a disclosure would be deceptive or unfair, or would otherwise violate an FTC rule, and the disclosure cannot be made clearly and conspicuously on a device or platform due to space constraints or otherwise, then the advertisement should not be disseminated on that device or platform. Although the Dot Com Guides do not themselves have the force of law and are not independently enforceable, violations of them might give rise not only to FTC scrutiny but also to actions under state consumer fraud statutes.

        We also are subject to regulation under various state and local laws that include provisions governing, among other things, the registration, formulation, manufacturing, packaging, labeling, advertising and distribution of foods, dietary supplements and cosmetics.

        In addition, from time to time in the future, we may become subject to additional laws or regulations administered by the FDA or by other federal, state, local or foreign regulatory authorities, to the repeal of laws or regulations that we consider favorable, such as DSHEA, or to more stringent interpretations of current laws or regulations. We believe that the dietary supplement industry is likely to face a more aggressive enforcement environment in the future even in the absence of new regulation. We cannot predict the nature of future laws, regulations, repeals or interpretations, and we cannot predict what effect additional governmental regulation, when and if it occurs, would have on our business in the future. Such developments, however, could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, additional personnel, or other new requirements. Any such development could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

  European Union

        In the European Union ("EU"), the EU Commission is responsible for developing legislation to regulate foodstuffs and medicines. Although the government of each member state may implement legislation governing these products, national legislation must be compatible with, and cannot be more restrictive than, European requirements. Each member state is responsible for its enforcement of the provisions of European and national legislation.

        In July 2002, the EU published in its Official Journal the final text of a Supplements Directive, which became effective in the EU at that time and which sets out a process and timetable by which the member states must bring their domestic legislation in line with its provisions. The Supplements Directive seeks to harmonize the regulation of the composition, labeling and marketing of food supplements (at this stage only vitamins and minerals) throughout the EU. It does this by specifying what nutrients and nutrient sources may be used (and by interpretation the rest which may not), and the labeling and other information which must be provided on packaging. In addition, the Supplements Directive is intended to regulate the levels at which these nutrients may be present in a supplement. These maximum permitted levels are still to be announced.

        By harmonizing member state legislation, the Supplements Directive should provide opportunities for businesses to market one product or a range of products to a larger number of potential customers without having to reformulate or repackage it. This development may lead to some liberalizing of the more restrictive regimes in Europe, providing new business opportunities. Conversely, however, it may limit the range of nutrients and nutrient sources substantially, and eventually the potencies at which some nutrients may be marketed by us in the more liberal countries in Europe, such as the United Kingdom, which may lead to some reformulation costs and loss of some specialty products.

        In April 2004, the EU published the Herbal Products Directive which requires traditional herbal medicines to be registered in each member state in which they are intended to be marketed. A registration requires a product be manufactured to pharmaceutical GMP standards; however, generally, there is no need to demonstrate efficacy, provided that the product is safe, is manufactured to high standards, and has a history of supply on the market for 30 years, 15 years of which must be in the EU. The Herbal Products Directive is intended to provide a safe harbor in EU law for a number of categories of herbal remedies, which may otherwise be found to fall outside EU law. However, it does not provide a mechanism for new product development, and would entail some compliance costs in registering the many herbal products already on the market. Full compliance was required by April 2011.

        In December 2006, the EU published the Nutrition and Health Claim Regulation to apply from July 1, 2007. This regulation controls nutrition and health claims by means of lists of authorized claims that can be made in advertising, labeling and presentation of all foods, including food supplements, together with the criteria a product must meet to use them. Since December 14, 2012, except in respect of botanical products which will be considered separately, only permitted lists of health claims produced by the European Food Safety Authority and approved by the European Commission can be used.

        Additional European legislation is being developed to regulate sports nutrition products, including the composition of such products. In particular, such legislation could restrict the type of nutrients we may use in our products. Legislation introducing maximum permitted levels for nutrients in fortified foods is also under discussion together with legislation introducing a positive list for enzymes. These proposals, if implemented, could require us to reformulate our existing products. Also, proposals to amend medicine legislation will impact traditional herbal medicines and introduce new requirements, such as Braille labeling, which may lead to higher associated costs.

  United Kingdom

        In the United Kingdom, the two main pieces of legislation that affect the operations of Holland & Barrett and GNC (UK) are the Medicines Act 1968, which regulates the licensing and sale of medicines, and the Food Safety Act 1990, which provides for the safety of food products. A large volume of secondary legislation in the form of Statutory Instruments adds detail to the main provisions of these Acts, governing composition, packaging, labeling and advertising of products.

        In the United Kingdom regulatory system, a product intended to be taken orally will fall within either the category of food or the category of medicine. There is currently no special category of dietary supplement as provided for in the United States by DSHEA. Some products which are intended to be applied externally, for example creams and ointments, may be classified as medicines and others as cosmetics.

        The Medicines and Healthcare Products Regulatory Agency ("MHRA"), an executive agency of the Department of Health, has responsibility for the implementation and enforcement of the Medicines Act 1968 and the Herbal Products Directive, and is the licensing authority for medicinal products. The MHRA directly employs enforcement officers from a wide range of backgrounds, including the police, and with a wide range of skills, including information technology. However, the MHRA still relies heavily on competitor complaints to identify non-compliant products. The MHRA decides whether a product is a medicine or not and, if so, considers whether it can be licensed. It determines the status of a product by considering whether it is medicinal by "presentation" or by "function."

        The FSA deals with legislation, policy and oversight of food products, with enforcement action in most situations being handled by local authority Trading Standards Officers. The large number of local authorities in the United Kingdom can lead to an inconsistent approach to enforcement. Unlike the MHRA, local authorities regularly purchase products and analyze them to identify issues of non-compliance. Most vitamin and mineral supplements, and some products with herbal ingredients, are considered to be food supplements and fall under general food law which requires them to be safe. Despite the differences in approaches in identifying non-compliant products, both the MHRA and local authorities can, and do, prosecute where issues of non-compliance are identified.

  Ireland

        The legislative and regulatory situation in the Republic of Ireland is similar, but not identical, to that in the United Kingdom. The Irish Medicines Board has a similar role to that of the U.K.'s MHRA and the Food Safety Authority of Ireland is analogous to the U.K.'s FSA. Ireland has brought its domestic legislation into line with the provisions of the Supplements Directive and the Herbal Products Directive. Thus, the market prospects for Ireland, in general, are similar to those outlined in the United Kingdom.

  Netherlands

        The regulatory environment in the Netherlands is similar to the United Kingdom in terms of availability of products. The Netherlands currently has the same liberal market, with no restrictions on potency of nutrients. Licensed herbal medicines are available. However, some herbal medicines are sold freely as in the United Kingdom without the need to be licensed, based on the claims made for them. The Netherlands also is more liberal regarding certain substances, for which unlicensed sales are allowed. The government department dealing with this sector is the Ministry for Health, Welfare and Sport.

        Responsibility for food safety falls to the Voedsel en Warenautoriteit (Inspectorate for Health Protection and Veterinary Public Health), which deals with all nutritional products. The Medicines Evaluation Board (College ter Beoordeling van Geneesmiddelen), which is the equivalent of the U.K.'s MHRA, is charged with responsibility for the safety of medicines which are regulated under the Supply of Medicines Act.

        The overall market prospects for the Netherlands, in general, are similar to those outlined for the United Kingdom above. Traditional herbal medicinal products that are currently on sale in the Netherlands fall within the scope of the Herbal Products Directive.

  Canada

        The product safety, quality, manufacturing, packaging, labeling, storage, importation, advertising, distribution, sale and clinical trials of natural health products ("NHPs"), prescription and non-prescription drugs, food and cosmetics are subject to regulation primarily under the federal Food and Drugs Act (Canada) (the "Canadian FDA") and associated regulations, including the Food and Drug Regulations and the Natural Health Products Regulations, and related Health Canada guidance documents and policies (collectively, the "Canadian Regulations"). In addition, NHPs and drugs are regulated under the federal Controlled Drugs and Substances Act if the product is considered a "controlled substance" or a "precursor," as defined in that statute or in related regulatory provisions.

        Health Canada is primarily responsible for administering the Canadian FDA and the Canadian Regulations.

        The Canadian FDA and Canadian Regulations also set out requirements for establishment and site licenses, market authorization for drugs and NHP licenses. Effective January 2004, each NHP must have a product license issued by Health Canada before it can be sold in Canada, subject to certain transition rules. Health Canada assigns a natural health product number ("NPN") to each NHP once Health Canada issues the license for that NHP. The Canadian Regulations require that all drugs and NHPs be manufactured, packaged, labeled, imported, distributed and stored under Canadian GMPs or the equivalent thereto, and that all premises used for manufacturing, packaging, labeling and importing drugs and NHPs have a site license (NHPs) or establishment license (drugs), which requires GMP compliance. The Canadian Regulations also set out requirements for labeling, packaging, clinical trials and adverse reaction reporting.

        Health Canada approval for drug marketing authorizations and NHP licenses can take time. The approval time for NHPs and drugs can vary depending on the product and the application or submission. For NHPs, the Canadian Regulations indicate that certain product licenses should be processed within 60 days. However, the regulations also include provisions to extend this time frame if, for example, more information is required. There can be significant delays. Effective August 3, 2010, regulations to the Canadian FDA came into force which provide that each application for an NPN that is in process, that has not been disallowed and is for a product that is neither a specified restricted product nor a product that contains an ingredient that is likely to result in injury to the health of a consumer, is to be issued an exemption number. Upon the completion of certain formalities, a product license is deemed to have been issued for a product with an exemption number and such license remains in effect until the associated application is processed. If Health Canada refuses to issue a product license, the NHP can no longer be sold in Canada unless and until Health Canada issues such a license. We have adopted a compliance strategy to adhere to these new regulations and to Health Canada's policies.

        The unprocessed product license application regulations are no longer in effect as of February 2013 and no new Exemption Numbers ("ENs") for NHPs will be issued. Health Canada will be transitioning toward the requirement that all NHPs sold in Canada have NPNs or a Homeopathic Medicine Number (DIN-HM) on the label.

        Health Canada has developed a transition plan that provides time for companies to make necessary adjustments to business practices and/or phase out products that are not in compliance. There is an 18 month transition period, which began on March 1, 2013, which is further broken down into two 9-month phases, after which products that do not have a NPN or a DIN-HM cannot be sold.

        The Canadian FDA and Canadian Regulations, among other things, govern the manufacture, formulation, packaging, labeling, advertising and sale of NHPs and drugs, and regulate what may be represented on labels and in promotional materials regarding the claimed properties of products. The Canadian Regulations also require NHPs and drugs sold in Canada to affix a label showing specified information, such as the proper and common name of the medicinal and non-medicinal ingredients and their source, the name and address of the manufacturer/product license holder, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, the Canadian Regulations require labeling to bear evidence of the marketing authorization as evidenced by the designation drug identification number ("DIN"), drug identification number-homeopathic medicine ("DIN-HM") or NPN, followed by an eight-digit number assigned to the product and issued by Health Canada.

        Health Canada can perform routine and unannounced inspections of companies in the industry to ensure compliance with the Canadian Regulations. For example, Health Canada recently completed an on-site inspection of our Canadian facilities, and we are currently awaiting Health Canada's inspection report. The overall risk factors and market prospects for Canada, in general, are similar to those in the United States, as outlined above. Health Canada can suspend or revoke licenses for lack of compliance.

In addition, if Health Canada perceives a product to present an unacceptable level of risk, it can also impose fines and jail terms.

        The advertising of drugs and NHPs in Canada also is regulated under the misleading advertising and deceptive marketing practices of the Competition Act (Canada), a federal statute. The labeling of products also may be regulated under the federal Consumer Packaging and Labelling Act (Canada) and also under certain provincial statutes. Both the Competition Act and the Consumer Packaging and Labelling Act (except in respect of food products) are administered by the federal Competition Bureau. See "Item 1A. Risk Factors—Risks Relating to Our Business—Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly, reduce our growth prospects and adversely affect our financial results," for additional information.

  China

        In China, the packaging, labeling, importation, advertising, distribution and sale of our products are primarily subject to the Food Safety Law, the Imported and Exported Goods Inspection Law, the Product Quality Law, the Law on the Protection of Consumer Rights and Interests and the Advertising Law, as well as various administrative regulations, rules, orders and policies issued by the national and local government agencies regarding food regulation including the Regulations on Implementation of Food Safety Law, Regulatory Measures on Labeling of Imported & Exported Foods, General Standards for the Labeling of Prepackaged Foods For Special Dietary Uses, Guidelines for Labeling Inspection of Imported & Exported Foods, Regulations on Food Advertising, Health Food Regulations, Health Food Registration Regulations, Regulatory Measures on Health Food Advertising (collectively "PRC Food Regulations").

        Currently, the National Health and Family Planning Commission ("NHFPC"), the General Administration of Quality Supervision, Inspection and Quarantine ("AQSIQ"), the China Food and Drug Administration ("CFDA"), the State Administration for Industry and Commerce ("SAIC") and their local counterparts have the power and responsibility for the implementation and enforcement of the PRC Food Regulations. In particular, the NHFPC is responsible for enacting food safety standards, publishing food safety information and coordinating with other agencies to handle major food safety accidents. The AQSIQ (mostly through its local counterparts) is responsible for inspection and regulation of the imported food as well as quality inspection and control. The SAIC (mostly through its local counterparts) is responsible for regulating the advertising of food. The CFDA (together with its local counterparts) is responsible for examination and approval of the registration, labeling, advertising and supervision of health food (including imported health food).

        The PRC Food Regulations require that imported food conform to the national food safety standards and be subject to inspection by the AQSIQ and its local counterparts. After passing the inspection and obtaining a sanitation registration certificate issued by the AQSIQ or its local counterparts, food products can be imported into China and then distributed in the China market.

        The PRC Food Regulations also require packaging for food imported into China to have labels and instructions in Chinese showing specific information, such as the name, list of ingredients and quantitative labeling of ingredients, energy and nutrients, place of origin, name and address of the domestic importer or distributor, production date, date of minimum durability, storage instructions, instructions for use and target population group, but any claims as to prevention, alleviation, treatment or cure of a disease or use of a drug's name implying the treatment and functional effects must not appear in the labeling.

        China currently is implementing a stricter inspection system for health food. To the extent that some of our products may be deemed as health food, we may have to comply with the special regulations and rules applicable to health food. For example, in addition to AQSIQ's inspection and labeling requirement, the PRC Food Regulations could require us to apply for registration of health foods with the CFDA and obtain a Health Food Import Approval Certificate. Furthermore, advertisement about any health food would be reviewed and approved by the CFDA before placement or publication.

        The AQSIQ, the SAIC, the CFDA and their local counterparts can perform routine and unannounced inspections of importers and distributors in the food industry to ensure compliance with the PRC Food Regulations. In recent years, these government agencies have jointly taken numerous inspection and enforcement actions to deal with illegal practices in the food market and promote sound development of food industry in China. The enforcement actions have often resulted in correction orders, monetary penalties, revocation of business licenses or approval certificates, or suspension of import decision imposed by such agencies for non-compliance.

        Since the beginning of 2013, the CFDA has promulgated several rules and notices with the intent to strengthen the overall administration of health food in China. The manufacturers and sellers of health foods are required to demand and review the qualification certificates of their suppliers as well as relevant documentation evidencing the quality and safety of the products to be supplied. The CFDA also launched a special enforcement action in May 2013 with respect to the production, sale and advertisement of health foods, and further clarified the penalties against violators. In September 2013, the CFDA published for public comment a draft proclamation, which provides, among other things, that foods which (i) have a health function, (ii) are in the form of tablets, capsules, oral liquids, granules and pills, and (iii) are suited for certain populations that are expected to consume such products on a daily basis will not be granted "food product licenses", but will rather be subject to health food registrations. The draft proclamation further provides that those products without such registration may not be manufactured, sold or imported into China commencing January 1, 2014, with the exception of those already manufactured or imported into China prior to January 1, 2014. The draft proclamation is still under review and the administrative measures set forth therein have been widely refuted by various members of the health food industry in China. The form in which the draft proclamation may be adopted and enforced, if at all, is uncertain. However in the event the proclamation is officially published and consistently and broadly implemented, our products may be required to apply for registration as health foods. The registration process is time-consuming and costly, which may in turn have an adverse impact on our business before the registration of our products as health food is completed.

        We believe that the food industry in China, especially the health food industry, is likely to face a more aggressive enforcement environment in the future, which could result in additional product testing and approval requirements, additional record-keeping requirements, additional or different labeling standards, recalls or discontinuance of certain products, and other new standards and requirements, which could negatively affect our consolidated financial position, results of operation and cash flows.

Environmental Regulation

        Our facilities and operations, in common with those of similar industries making similar products, are subject to many federal, state, provincial and local requirements, rules and regulations relating to the protection of the environment and of human health and safety, including regulating the discharge of materials into the environment. We continually examine ways to reduce our emissions and minimize waste and limit our exposure to any liabilities, as well as decrease costs related to environmental compliance. Costs to comply with current and anticipated environmental requirements, rules and regulations and any estimated capital expenditures for environmental control facilities are not anticipated to be material when compared with overall costs and capital expenditures. Accordingly, we do not anticipate that such costs will have a material effect on our financial position, results of operations, cash flows or competitive position.

 International Operations

        We market nutritional supplement products through subsidiaries, distributors, retailers and e-commerce in approximately 90 countries throughout Europe, the Middle East, Africa, Central America, North America, South America, Asia, the Caribbean islands and the Pacific Rim countries.

        We conduct our international operations to conform to local variations, economic realities, market customs, consumer habits and regulatory environments. We modify our products (including labeling of such products) and our distribution and marketing programs in response to local and foreign legal requirements and customer preferences.

        Our international operations are subject to many of the same risks our domestic operations face. These include competition and the strength of the relevant economy. In addition, international operations are subject to certain risks inherent in conducting business abroad, including foreign regulatory restrictions, fluctuations in monetary exchange rates, import-export controls and the economic and political policies of foreign governments. Government regulations in foreign countries may prevent or delay the introduction, or require the reformulation, of certain of our products. Compliance with such foreign governmental regulations is generally the responsibility of our distributors in those countries. These distributors are independent contractors whom we do not control. The importance of these risks increases as our international operations grow and expand. Foreign currency fluctuations, and, more particularly, changes in the value of the British pound, the euro, the Canadian dollar and the Chinese yuan as compared to the U.S. dollar, affect virtually all our international operations.

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," for additional information regarding the geographic areas in which we conduct our business and the effect of foreign currency exchange rates on our operations.

Trademarks and Patents

  General

        We own trademarks registered with the U.S. Patent and Trademark Office (the "PTO") and many foreign jurisdictions for our Nature's Bounty®, Body Fortress®, Balance Bar®, Pure Protein®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Sundown®, Worldwide Sport Nutrition®, Puritan's Pride®, Holland & Barrett®, Vitamin World® and Leiner® trademarks, among others, and with the appropriate United Kingdom, EU, Benelux, Canadian and Irish authorities for our Holland & Barrett®, De Tuinen®, SISU®, Nature's Way® and Essenza® trademarks, respectively, among others. We have an exclusive license to use the GNC mark in the United Kingdom. Our policy is to pursue registrations for all trademarks associated with our key products. U.S. registered trademarks have a perpetual life, as do trademarks in most other jurisdictions, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products. We hold U.S. and foreign patents on inventions embodied in certain products, including Ester-C® products.

        We have developed many brand names, trademarks and other intellectual property for products in all areas. We consider the overall protection of our patent, trademark, license and other intellectual property rights to be paramount. As such, we vigorously protect these rights against infringement. We have approximately 2,400 trademark registrations and applications with the PTO or foreign trademark offices.

        We hold approximately 50 patents and patent applications, in the United States and in certain other countries, most of which relate to Ester-C®. We also are prosecuting a patent application on Ester-C® compositions in the E.U. U.S. patents for Ester-C® expire June 2019. Most foreign patents for Ester-C® products expire between February 2019 and June 2021, with a large number of foreign patents expiring in 2019.

  Canada

        Each of our Solgar, Vita Health, Nature's Bounty, MET-Rx and SISU subsidiaries owns the trademarks registered in Canada for its respective brand.

  United Kingdom/Ireland

        Our Holland & Barrett subsidiary owns trademarks registered in the United Kingdom and in the EU for its Holland & Barrett® trademark, and has rights to use other names essential to its business. NBTY Europe Limited uses GNC trademarks under an exclusive license in the United Kingdom and these trademarks are considered essential to the business. Our Nature's Way subsidiary owns the Nature's Way® trademarks in Ireland. One of our Solgar subsidiaries owns trademarks in the United Kingdom and in the EU.

  Benelux

        Our De Tuinen subsidiary owns trademarks registered in the Benelux Office for Intellectual Property, and Community Trademarks, which are in force throughout the EU, for its De Tuinen® trademarks and our Essenza subsidiary owns a trademark registered in the Benelux Office for Intellectual Property.

  China

        We own trademark applications and registrations for most of our material trademarks, which are filed with the Chinese Trademark Office. We also own patents for Ester-C® compositions, issued by the Chinese Patent Office.

Raw Materials

        In fiscal 2013, we spent approximately $757 million on raw materials (approximately $678 million domestically), excluding packaging and similar product materials. The principal raw materials required in our operations are vitamins, minerals, herbs and gelatin. We purchased the majority of our vitamins, minerals and herbs from raw material manufacturers and distributors in Asia, Europe, North America and South America. We believe that there are adequate sources of supply for all our principal raw materials, and in general we maintain two to three suppliers for many of our raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability or selection of raw materials. We believe that our strong relationships with our suppliers yield high quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost effective manner if our current sources become inadequate. During fiscal 2013, no one supplier accounted for more than 10% of our raw material purchases. Due to the availability of numerous alternative suppliers, we do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

        For a description of the impact of seasonality on our financial performance, please see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Seasonality."

Item 1A.    Risk Factors

        Please carefully consider the following risk factors, which could materially adversely affect our business, financial condition, operating results and cash flows. The risk factors described below are not the only ones we face. Risks and uncertainties not known to us currently, or that may appear immaterial, also may have a material adverse effect on our business, financial condition, operating results and cash flows.

Risks Relating to Our Business

Unfavorable publicity or consumer perception of our products and any similar products distributed by other companies could have a material adverse effect on our business.

        We believe the nutritional supplement market is highly dependent upon consumer perception regarding the safety, efficacy and quality of nutritional supplements generally, as well as of products distributed specifically by us. Consumer perception of our products can be significantly influenced by scientific research or findings, regulatory investigations, litigation, national media attention and other publicity regarding the consumption of nutritional supplements. There can be no assurance that future scientific research, findings, regulatory proceedings, litigation, media attention or other research findings or publicity will be favorable to the nutritional supplement market or any particular product, or consistent with earlier publicity. Future research reports, findings, regulatory proceedings, litigation, media attention or other publicity that are perceived as less favorable than, or that question, earlier research reports, findings or publicity could have a material adverse effect on the demand for our products and our business, results of operations, financial condition and cash flows. Our dependence upon consumer perceptions means that adverse scientific research reports, findings, regulatory proceedings, litigation, media attention or other publicity, whether or not accurate or with merit, could have a material adverse effect on us, the demand for our products, and our business, results of operations, financial condition and cash flows. Further, adverse publicity reports or other media attention regarding the safety, efficacy and quality of nutritional supplements in general, or our products specifically, or associating the consumption of nutritional supplements with illness, could have such a material adverse effect. Such adverse publicity reports or other media attention could arise even if the adverse effects associated with such products resulted from consumers' failure to consume such products appropriately or as directed.

Our success is linked to the size and growth rate of the vitamin, mineral and supplement market and an adverse change in the size or growth rate of that market could have a material adverse effect on us.

        An adverse change in size or growth rate of the vitamin, mineral and supplement market could have a material adverse effect on us. Underlying market conditions are subject to change based on economic conditions, consumer preferences and other factors that are beyond our control, including media attention and scientific research, which may be positive or negative.

Our ability to obtain additional capital on commercially reasonable terms may be limited or non-existent.

        Although we believe our cash, cash equivalents and short-term investments, as well as future cash from operations and availability under NBTY's revolving credit facility, provide adequate resources to fund ongoing operating requirements for the foreseeable future, we may need to seek additional financing to compete effectively.

        If we are unable to obtain capital or obtain capital on commercially reasonable terms, it could:

  •
  reduce funds available to us for purposes such as working capital, capital expenditures, research and development, strategic acquisitions and other general corporate purposes;

  •
  restrict our ability to introduce new services or products or exploit business opportunities;

  •
  increase our vulnerability to economic downturns and competitive pressures in the markets in which we operate; and

  •
  place us at a competitive disadvantage.

Difficult and volatile conditions in the capital, credit and commodities markets and in the overall economy could materially adversely affect our financial position, results of operations and cash flows, and we do not know if these conditions will improve in the near future.

        Our financial position, results of operations and cash flows could be materially adversely affected by continuation of the difficult conditions and significant volatility in the capital, credit and commodities markets and in the overall economy. These factors, combined with low levels of business and consumer confidence and increased unemployment, have precipitated a slow recovery from the global recession and concern about a return to recessionary conditions. The difficult conditions in these markets and the overall economy affect our business in a number of ways. For example:

  •
  under difficult market conditions there can be no assurance that borrowings under our revolving credit facility would be available or sufficient, and in such a case, we may not be able to successfully obtain additional financing on reasonable terms, or at all;

  •
  in order to respond to market conditions, we may need to seek waivers of various provisions in NBTY's senior secured credit facilities, and we might not be able to obtain such waivers on reasonable terms, if at all; and

  •
  market conditions could result in our key customers experiencing financial difficulties and/or electing to limit spending because many consumers consider the purchase of our products discretionary, which in turn could result in decreased sales and earnings for us.

        We do not know if market conditions or the state of the overall economy will improve in the near future.

Because a substantial majority of our sales are to or through retail stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel.

        Approximately 64% of our sales for fiscal 2013 were in the United States. In this market, we sell our products primarily to or through our and third-party retail stores. Because of this, we are dependent to a large degree upon the growth and success of that channel as well as the growth and success of specific retailers in the channel, which are outside our control. There can be no assurance that the retail channel will be able to grow as it faces price and service pressure from other channels.

One of our customers accounted for 13% of our consolidated net sales during fiscal 2013 and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations.

        During fiscal 2013 and 2012, Wal-Mart, individually, accounted for 21% and 23% of our Wholesale segment's net sales, respectively, and 13% and 14% of our consolidated net sales, respectively. As of the end of our fiscal 2013, Wal-Mart, individually, accounted for 12% of our Wholesale segment's total gross accounts receivable. Additionally, for fiscal 2013, our other top three wholesale customers collectively accounted for approximately 27%, of our Wholesale segment's net sales and 17% of our consolidated net sales. We do not have a long-term contract with Wal-Mart or any other major customer, and the loss of this customer or any other major customer could have a material adverse effect on our results of operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent Wal-Mart is unable to make payments to us, or does not make timely payments on outstanding accounts receivables.

Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly, reduce our growth prospects and adversely affect our financial results.

        The processing, formulation, manufacturing, packaging, labeling, advertising, distribution and sale of our products are subject to regulation by several U.S. federal agencies, including the FDA, the FTC, the CBP, the USPS, the CPSC, the Department of Agriculture, OSHA and the EPA, as well as various state, local and international laws and agencies of the localities in which our products are sold, including Health Canada and the Competition Bureau in Canada, the Food Standards Agency ("FSA") and the Department of Health in the United Kingdom and similar regulators in Ireland, the Netherlands, the EU and China. Government regulations may prevent or delay the introduction, or require the reformulation or relabeling, of our products. Some agencies, such as the FDA, could require us to remove a particular product from the market, delay or prevent the import of raw materials for the manufacture of our products, or otherwise disrupt the marketing of our products. Any such government actions would result in additional costs to us, including lost revenues from any additional products that we are required to remove from the market, which could be material. Any such government actions also could lead to liability, substantial costs and reduced growth prospects. In addition, complying with the AER Act, GMPs and other legislation may impose additional costs on us, which could become significant. Moreover, there can be no assurance that new laws or regulations imposing more stringent regulatory requirements on the dietary supplement industry will not be enacted or issued or that certain agencies will not enforce the existing laws or regulations more strictly. We currently are subject to FTC consent decrees and a USPS consent order, prohibiting certain advertising claims for certain of our products. We also are subject to consent judgments under Proposition 65. A determination that we have violated these obligations could result in substantial monetary penalties, which could have a material adverse effect on our business, results of operations, financial condition and cash flows. In addition, we could incur costs as a result of violations of or liabilities hereunder, environmental laws and regulations, or to maintain compliance with such environmental laws, regulations or permit requirements.

        Additional or more stringent regulations and enforcement of dietary supplements and other products have been considered from time to time in the United States and globally. These developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. These developments also could increase our costs significantly.

        In the United Kingdom, an application for judicial review has been submitted to the High Court of Justice on behalf of a holder of an EU-wide medicinal license for certain glucosamine products. The application seeks an order that the MHRA should remove food supplement ("FS") status for all glucosamine products or, alternatively, remove the FS status of glucosamine-based products having dosages at levels equal to or above the licensed equivalents. The MHRA is robustly defending this case and a determination from the High Court is not expected until 2014. However, should the High Court rule in favor of the license holder, there may be a material negative impact on the sales of numerous glucosamine-based products currently being sold by our retail stores in the United Kingdom.

        In Europe, we anticipate the enactment of legislation that could significantly impact the formulation and marketing of our products. For example, in accordance with the Supplements Directive, maximum permitted content levels for vitamin and mineral supplements are expected to be enacted but have not yet been announced. European legislation regulating food supplements other than vitamins and minerals also is expected to be introduced. The introduction of this anticipated legislation could require us to reformulate our existing products to meet the new standards and, in some cases, may lead to some products being discontinued.

        The Nutrition and Health Claims Regulation implemented in July 2007 controls the types of claims that can be made for foodstuffs (including supplements) in Europe, and the criteria a product must meet for the claims to be made. Except in relation to botanical products, after December 14, 2012, only certain permitted health claims can be made for foodstuffs, and this may impact our sales of those products in Europe.

        In addition, the General Product Safety Directive governing product safety came into force in Europe at the beginning of 2004. This legislation requires manufacturers to notify regulators as soon as they know that a product is unsafe and gives regulators in each EU member state the power to order a product recall and, if necessary, instigate the product recall themselves. A recall of any of our products in Europe could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        In Canada the federal government has undertaken an initiative to develop a new framework for drug licensing. The current system of drug regulation in Canada focuses on pre-market activities and licensing is point-in-time, not continuous, subject to the licensee performing its obligations with respect to advertising restrictions, quality of product and adverse reaction reporting. A progressive licensing regime would entail a life-cycle approach to the regulation of drugs and could involve earlier consultation with industry before drug submissions, the requirement for licensees to provide and for Health Canada to review pharmacovigilance (adverse reaction reporting) and risk management plans, and re-evaluation by Health Canada of drug information after a period of initial marketing. Health Canada has completed the consultation process with external stakeholders and is moving towards the development of a progressive licensing framework document. The implementation of a new regulatory framework could have a significant impact on our Canadian operations. There is no indication of when, or if, such new regulatory regime will be implemented.

        In addition, Health Canada has submitted a regulatory amendment entitled "Regulations Amending the Food and Drug Regulations (Labeling, Packaging and Brand Names of Drugs for Human Use)". This amendment is not in force yet but is expected to become official sometime in early 2014. It will result in significant changes to Canadian operations that sell over-the-counter ("OTC") products because it impacts all OTC product labeling. The amended regulations will enforce a new tabular format for all drug labels which must be implemented within a three year transition period following final publication of the amendment. The tabular format is intended to improve the understandability of the labeling and to make OTC products consistent across all manufacturers. The amendment will also result in Canadian OTC manufacturers being required to submit labeling at the time of license submission, complete with translated text, graphics and final design, to Health Canada before a DIN is issued. It is anticipated that existing DINs will be required to follow a similar approach, whereby all existing labeling will be required to be submitted to Health Canada and all post-licensing changes will require preapproval by Health Canada before they can be implemented. This will likely place additional restrictions on the flexibility of our Vita Health subsidiary with respect to servicing contract manufacturing customers and their account specific labeling and would result in the redesign of the labeling components for our Vita Health subsidiary's OTC products.

        Health Canada amended the Food and Drug Regulations to redefine active pharmaceutical ingredients ("APIs") as drugs. The API regulations came into force on November 8, 2013 and have an implementation deadline of February 8, 2014. These regulations require APIs to be manufactured, packaged, labeled and tested by facilities operating in accordance with Canadian Drug GMP. This will have an impact on Vita Health's OTC operations because Vita Health imports drug dosage forms containing API(s) and imports APIs for use in manufacturing. Vita Health is required to collect GMP evidence for each foreign API manufacturing site and to submit an attestation to Health Canada attesting that each foreign site complies with Canadian drug GMPs. Vita Health will be required to conduct site audits for some API sites and will also be required to implement quality agreements with warehouses and material vendors pursuant to these regulations.

        In China, the Food Safety Law, which replaced prior regulations, came into force on June 1, 2009. This legislation requires all imported food to comply with applicable national food safety standards and subjects it to inspection by AQSIQ. Where there are no national food safety standards for some imported food, the NHFPC approval must be obtained before applying for the inspection; otherwise the food in question cannot be imported into China. The revision of the national food safety standards by the NHFPC and other government agencies is in progress and various new and updated standards are expected to be promulgated and implemented by the end of 2015. The introduction of these new food safety standards may require us to reformulate our existing products to meet the new standards and in some cases, may lead to some products being discontinued.

        The Food Safety Law also requires overseas food manufacturers to register with AQSIQ or its local counterparts, which must establish records of the credit standing of importers, exporters and manufacturers of imported goods. The imported foods, importers, exporters or manufacturers with unsatisfactory records are subject to stricter inspection or even suspension of their import business. Any restriction or suspension of import of any of our products into China could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        The Food Safety Law provides for strict regulation and supervision over food claimed to have particular effects on human health, namely "health food," which is mainly subject to the regulation by the CFDA. To the extent AQSIQ or CFDA determines some of our products fall into this category, the manufacture, exportation, importation and sale of such products could be subject to the more complicated registration and licensing requirements, and stricter inspection by CFDA and AQSIQ.

        AQSIQ promulgated the Imported and Exported Food Safety Regulatory Measures on July 22, 2011, which provides for detailed safety and inspection requirements applicable to imported and exported food. These regulations became effective on March 1, 2012 and require us to go through complicated procedures for importing and exporting our products into and from China. In addition, in September 2013, the CFDA published for public comment a draft proclamation which provides, among other things, that foods which have a health function, are in the form of tablets, capsules, oral liquids, granules and pills, and are suited for certain populations that are expected to be taken on a daily basis will not be granted "food product licenses", but will rather be subject to health food registrations. The draft proclamation further provides that those products without such registration may not be manufactured, sold or imported into China commencing January 1, 2014, with the exception of those already manufactured or imported into China prior to such date. The form in which the draft proclamation may be adopted and enforced, if at all, is uncertain, however, in the event the proclamation is officially published and implemented, our products may be required to apply for registration as health foods. In compliance with these regulations, we are in the process of applying for registration of certain of our products as "health food" to meet applicable requirements for manufacture and export of such products. If we fail to obtain required registrations, our ability to continue exporting these products from China could be adversely affected, which in turn could have a material adverse effect on our business, financial condition, results of operations and cash flows.

        See "Item 1. Business—Government Regulation" for more information about the regulatory environment in which we conduct our business.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.

        As a retailer, marketer and manufacturer of products designed for human and animal consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products consist of vitamins, minerals, herbs and other ingredients that are classified as foods, dietary supplements, or NHPs, and, in most cases, are not necessarily subject to pre-market regulatory approval in the United States. One of our Canadian subsidiaries also manufactures and sells non-prescription medications such as headache and cold remedies and contract manufactures some prescription medications. Some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. In addition, some of the products we sell are produced by third-party manufacturers. As a marketer of products manufactured by third parties, we also may be liable for various product liability claims for products we do not manufacture. We have been in the past, and may be in the future, subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which, in turn, could have a material adverse effect on our business, results of operations, financial condition and cash flows. See Item 3, "Legal Proceedings," for additional information.

If we experience product recalls, we may incur significant and unexpected costs, and our business reputation could be adversely affected.

        We may be exposed to product recalls and adverse public relations if our products are mislabeled or alleged to cause injury or illness, or if we are alleged to have violated governmental regulations. As an example, our Canadian subsidiary, Vita Health, recently undertook a series of voluntary product recalls as a result of product mislabeling. A product recall could result in substantial and unexpected expenditures, which would reduce operating profit and cash flow. In addition, a product recall may require significant management attention. Product recalls may hurt the value of our brands and lead to decreased demand for our products. Product recalls also may lead to increased scrutiny by federal, state or international regulatory agencies of our operations and increased litigation and could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "—Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly, reduce our growth prospects and adversely affect our financial results" and other risks summarized in this Report.

Insurance coverage, even where available, may not be sufficient to cover losses we may incur.

        Our business exposes us to the risk of liabilities arising from our operations. For example, we may be liable for claims brought by users of our products or by employees, customers or other third parties for personal injury or property damage occurring in the course of our operations. We seek to minimize these risks through various insurance contracts from third-party insurance carriers. However, our insurance coverage is subject to large individual claim deductibles, individual claim and aggregate policy limits, and other terms and conditions. We retain an insurance risk for the deductible portion of each claim and for any gaps in insurance coverage. We do not view insurance, by itself, as a material mitigant to these business risks.

        We cannot assure that our insurance will be sufficient to cover our losses. Any losses that insurance does not substantially cover could have a material adverse effect on our business, results of operations, financial condition and cash flows.

The insurance industry has become more selective in offering some types of coverage and we may not be able to obtain insurance coverage in the future.

        The insurance industry has become more selective in offering some types of insurance, such as product liability, product recall, property and directors' and officers' liability insurance. Our current insurance program is consistent with both our past level of coverage and our risk management policies. However, we cannot assure that we will be able to obtain comparable insurance coverage on favorable terms, or at all, in the future.

International markets expose us to certain risks.

        As of September 30, 2013, we operated 980 retail stores outside of the United States, including 79 franchised stores. In addition, we had significant wholesale sales outside of the United States. For fiscal 2013, international sales represented approximately 36% of our net sales. These international operations expose us to certain risks, including:

  •
  local economic conditions;

  •
  inflation;

  •
  changes in or interpretations of foreign regulations that may limit our ability to sell certain products or repatriate profits or capital to the United States;

  •
  exposure to currency fluctuations;

  •
  potential imposition of trade or foreign exchange restrictions or increased tariffs;

  •
  changes and limits in export and import controls;

  •
  difficulty in collecting international accounts receivable;

  •
  difficulty in staffing, developing and managing foreign operations;

  •
  potentially longer payment cycles;

  •
  difficulties in enforcement of contractual obligations and intellectual property rights;

  •
  renegotiation or modification of various agreements;

  •
  national and regional labor strikes;

  •
  increased costs in maintaining international manufacturing and marketing efforts;

  •
  quarantines for products or ingredients, or restricted mobility of key personnel due to disease outbreaks;

  •
  government regulations and laws;

  •
  geographic time zone, language and cultural differences between personnel in different areas of the world;

  •
  political instability;

  •
  trademarks availability and registration issues;

  •
  changes in exchange rates;

  •
  changes in taxation; and

  •
  wars and other hostilities.

As we continue to expand our international operations, these and other risks associated with international operations are likely to increase. These risks, if they occur, could have a material adverse effect on our business and results of operations.

Our international operations require us to comply with anti-corruption laws and regulations of the U.S. government and various international jurisdictions in which we do business.

        Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act ("UKBA"). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires us to maintain adequate record-keeping and internal accounting practices to accurately reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA and UKBA. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

We may not be successful in expanding globally.

        We may experience difficulty entering new international markets due to regulatory barriers, the necessity of adapting to new regulatory systems, and problems related to entering new markets with different cultural bases and political systems. These difficulties may prevent, or significantly increase the cost of, our international expansion.

We may be exposed to legal proceedings initiated by regulators in the United States or abroad that could increase our costs and adversely affect our reputation, revenues and operating income.

        In all jurisdictions in which we operate, non-compliance with relevant legislation can result in regulators bringing administrative, civil or, in some cases, criminal proceedings. In the United States, the FTC has brought and considered bringing actions against us in the past. In the United Kingdom, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. In the United States, we are undergoing an audit of our compliance of unclaimed or abandoned property (escheat) laws currently for twelve states for the years 1986 through the present. Our failure to comply with applicable legislation could occur from time to time, and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "Item 1. Business—Government Regulation" for additional information.

We may not be successful in our future acquisition endeavors, if any, which may have an adverse effect on our business and results of operations.

        Historically, we have engaged in substantial acquisition activity. We may be unable to identify suitable targets, opportunistic or otherwise, for acquisition in the future. If we identify a suitable acquisition candidate, our ability to successfully implement the acquisition will depend on a variety of factors, including our ability to obtain financing on acceptable terms and to comply with the restrictions contained in our debt agreements. Historical instability in the financial markets indicates that obtaining future financing to fund acquisitions may present significant challenges. If we need to obtain our lenders' consent to an acquisition, they may condition their consent on our compliance with additional restrictive covenants that may limit our operating flexibility. Acquisitions involve risks, including:

  •
  significant expenditures of cash;

  •
  the risk that acquired businesses may not perform in accordance with expectations;

  •
  risks associated with integrating the operations, financial reporting, disparate technologies and personnel of acquired companies;

  •
  managing geographically dispersed operations;

  •
  diversion of management's attention from other business concerns;

  •
  the inherent risks in entering markets or lines of business in which we have either limited or no direct experience;

  •
  the potential loss of key employees, customers and strategic partners of acquired companies;

  •
  incurrence of liabilities and claims arising out of acquired businesses;

  •
  inability to obtain financing; and

  •
  incurrence of indebtedness or issuance of additional stock.

        We may not integrate any businesses or technologies we acquire in the future successfully and may not achieve anticipated operating efficiencies and effective coordination of sales and marketing as well as revenue and cost benefits. Acquisitions may be expensive, time consuming and may strain our resources. Acquisitions may impact our results of operations negatively as a result of, among other things, the incurrence of debt.

We are dependent on our executive officers and other key personnel, and we may not be able to pursue our current business strategy effectively if we lose them.

        Our continued success will depend largely on the efforts and abilities of our executive officers and certain other key employees. For additional information about these individuals, see Item 10, "Directors, Executive Officers and Corporate Governance" elsewhere in this Report. Our ability to manage our operations and meet our business objectives could be affected adversely if, for any reason, we are unable to recruit and retain executive talent.

We are dependent on certain third-party suppliers.

        We purchase from third-party suppliers certain important ingredients and raw materials. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchase the majority of our vitamins, minerals and herbal raw materials from manufacturers and distributors in Asia, Europe, North America and South America. Real or perceived quality control problems with raw materials outsourced from certain regions could negatively impact consumer confidence in our products, or expose us to liability. In addition, although raw materials are available from numerous sources, an unexpected interruption of supply or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations, including the decline in the value of the U.S. dollar, could result in higher costs for raw materials purchased abroad. In addition, we rely on outside printing services and availability of paper stock in our printed catalog operations.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

        During fiscal 2013, we manufactured approximately 91% of the nutritional supplements that we sold. We currently operate manufacturing facilities in Arizona, California, Florida, New Jersey, New York, North Carolina and Texas in the United States, and in Canada, the United Kingdom and China. All our domestic and foreign operations manufacturing products for sale to the U.S. are subject to GMPs promulgated by the FDA and other applicable regulatory standards, including in the areas of environmental protection and worker health and safety. We are subject to similar regulations and standards in Canada, the United Kingdom and China. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, we may be exposed to risks relating to the transfer of work between facilities or risks associated with opening new facilities or closing existing facilities that may cause a disruption in our operations. There have been a number of well publicized incidents of tainted food and drugs manufactured in foreign countries such as China in the past few years. Although we have implemented GMPs in our facilities, there can be no assurance that products manufactured in our other plants around the world, will not be contaminated or otherwise fail to meet our quality standards. Any such contamination or other quality failures could result in costly recalls, litigation, regulatory actions or damage to our reputation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in a highly competitive industry, and our failure to compete effectively could affect our market share, financial condition and growth prospects adversely.

        The VMHS industry is a large and growing industry and is highly fragmented in terms of both geographical market coverage and product categories. The market for vitamins and other nutritional supplements is highly competitive in all our channels of distribution. We compete with companies that may have broader product lines or larger sales volumes, or both, than we do, and our products compete with nationally advertised brand name products. Several of the national brand companies have resources greater than ours. Numerous companies compete with us in the development, manufacture and marketing of vitamins and nutritional supplements worldwide. In addition, our North American and European retail stores compete with specialty vitamin stores, health food stores and other retail stores worldwide. With respect to mail order sales, we compete with a large number of smaller mail order and internet companies, some of which manufacture their own products and some of which sell products manufactured by others. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. We also may face competition from low-cost entrants to the industry, including from international markets. Increased competition from companies that distribute through the wholesale channel, especially the private label market, could have a material adverse effect on our business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours.

        We may not be able to compete effectively in some or all our markets, and our attempt to do so may require us to reduce our prices, which may result in lower margins. Failure to compete effectively could have a material adverse effect on our market share, business, results of operations, financial condition, cash flows and growth prospects. See "Item 1. Business—Competition; Customers."

Our failure to appropriately respond to changing consumer preferences and demand for new products and services could harm our customer relationships and product sales significantly.

        The nutritional supplement industry is characterized by rapid and frequent changes in demand for products and new product introductions. Our failure to accurately predict these trends could negatively impact consumer opinion of us as a source for the latest products, which, in turn, could harm our customer relationships and cause decreases in our net sales. The success of our new product offerings depends upon a number of factors, including our ability to:

  •
  accurately anticipate customer needs;

  •
  innovate and develop new products;

  •
  successfully commercialize new products in a timely manner;

  •
  price our products competitively;

  •
  manufacture and deliver our products in sufficient volumes and in a timely manner; and

  •
  differentiate our product offerings from those of our competitors.

        In addition, we are subject to the risk of a potential shift in customer demand towards more private label products, which could have an adverse effect on our profitability. If any new products fail to gain market acceptance, are restricted by regulatory requirements or have quality problems, this would harm our results of operations. If we do not introduce new products or make enhancements to meet the changing needs of our customers in a timely manner, some of our products could be rendered obsolete, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are subject to acts of God, war, sabotage and terrorism risk.

        Acts of God, war, sabotage and terrorist attacks or any similar risk may affect our operations in unpredictable ways, including disruptions of the shopping and commercial behavior of our customers, changes in the insurance markets and disruptions of fuel supplies and markets.

We may be subject to work stoppages at our facilities, which could negatively impact the profitability of our business.

        As of September 30, 2013, we had approximately 13,300 employees. As of September 30, 2013, CAW Local 468, Retail Wholesale Canada Division represented approximately 285 of our associates in Canada under a collective bargaining agreement. If our employees were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

We may be affected adversely by increased raw material, utility and fuel costs.

        Inflation and other factors affect the cost of raw materials, goods and services we use. Increased raw material and other costs may adversely affect our results of operations to the extent we are unable to pass these costs through to our customers or to benefit from offsetting cost reductions in the manufacture and distribution of our products. Furthermore, increasing fuel costs may affect our results of operations adversely in that consumer traffic to our retail locations may be reduced and the costs of our sales may increase as we incur fuel costs in connection with our manufacturing operations and the transportation of goods from our warehouse and distribution facilities to stores or direct response/e-commerce customers. Also, high oil costs can affect the cost of our raw materials and components and the competitive environment in which we operate may limit our ability to recover higher costs resulting from rising fuel prices.

Our profits may be affected negatively by currency exchange rate fluctuations.

        Our assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our sales and the countries in which we operate. These fluctuations may have a significant impact on our financial results. For fiscal 2013, 32% of our sales were denominated in a currency other than the U.S. dollar, and as of fiscal 2013, 26% of our assets and 3% of our total liabilities were denominated in a currency other than the U.S. dollar. In December 2010, we entered into various cross currency swap transactions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology and any interruption in these systems could have a material adverse effect on our business, financial condition, and results of operations.

        Our success is dependent on the accuracy, reliability, and proper use of sophisticated and dependable information processing systems and management information technology. Our information technology systems are designed and selected to facilitate order entry and customer billing, maintain customer records, accurately track purchases and incentive payments, manage accounting, finance and manufacturing operations, generate reports, and provide customer service and technical support. Any interruption in these systems or any interruption associated with the transition of these systems to a new information technology platform could have a material adverse effect on our business, financial condition, and results of operations.

System interruptions or security breaches may affect sales.

        Customer access to, and ability to use, our websites affect our Direct Response/E-Commerce sales. If we are unable to maintain and continually enhance the efficiency of our systems, we could experience system interruptions or delays that could affect our operating results negatively. In addition, we could be liable for breaches of security on our websites, loss or misuse of our customers' personal information or payment data. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may affect our operating results negatively.

We must successfully maintain and/or upgrade our information technology systems, and our failure to do so could have a material adverse effect on our business, financial condition or results of operations.

        We rely on various information technology systems to manage our operations. Recently we have implemented and we continue to implement modifications and upgrades to such systems and acquiring new systems with new functionality. These types of activities subject us to inherent costs and risks associated with replacing and changing these systems, including impairment of our ability to fulfill customer orders, potential disruption of our internal control structure, substantial capital expenditures, additional administration and operating expenses, retention of sufficiently skilled personnel to implement and operate the new systems, demands on management time and other risks and costs of delays or difficulties in transitioning to or integrating new systems into our current systems. These implementations, modifications and upgrades may not result in productivity improvements at a level that outweighs the costs of implementation, or at all. In addition, the difficulties with implementing new technology systems may cause disruptions in our business operations and have a material adverse effect on our business, financial condition or results of operations.

Our inability to protect our intellectual property rights could adversely affect our business.

        Despite our efforts, we may not be able to determine the extent of unauthorized use of our trademarks and patents. In any case, such efforts are difficult, expensive, and time-consuming, and there can be no assurance that infringing goods could not be manufactured without our knowledge and consent. Many of our products are not subject to patent protection, and thus they can be legally reverse-engineered by competitors. Moreover, even with respect to some of our products that are covered by patents, such as Ester-C® products, there are numerous similar yet non-infringing supplement products in the marketplace, and this negatively affects sales we might otherwise make. Our patents, or certain claims made in such patents, could be found to be invalid or unenforceable. From time to time we face opposition to our applications to register trademarks, and we may not ultimately be successful in our attempts to register certain trademarks. Further, there can be no assurance that in those foreign jurisdictions in which we conduct business the trademark and patent protection available to us will be as extensive as the protection available to us in the United States.

Intellectual property litigation and infringement claims against us could cause us to incur significant expenses or prevent us from manufacturing, selling or marketing our products, which could adversely affect our revenues and market share.

        We may be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling or marketing our products in various jurisdictions. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights of others could be costly to defend or settle, could cause reputational injury and would divert the attention of management and key personnel, which in turn could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We are party to a number of lawsuits that arise in the ordinary course of business and may become party to others in the future.

        We are party to a number of lawsuits (including product liability, false advertising, intellectual property and Proposition 65 claims) that arise in the ordinary course of business and may become party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. While none of the current lawsuits arising in the ordinary course of business in which we are involved are reasonably estimable to be material as of the date hereof, it is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us.

Failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

        Effective internal control over financial reporting is necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our business and operating results could be harmed. The Sarbanes-Oxley Act of 2002, as well as related rules and regulations implemented by the Securities and Exchange Commission (the "SEC"), have required changes in the corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, have increased our legal and financial compliance costs and made many activities more time-consuming and more burdensome. The costs of compliance with these laws, rules and regulations may adversely affect our financial results. Moreover, we run the risk of non-compliance, which could adversely affect our financial condition or results of operations.

        In the past we have discovered, and in the future we may discover, areas of our internal control over financial reporting that need improvement. We have devoted significant resources to remediate any deficiencies we discovered and to improve our internal control over financial reporting. Based upon management's assessment of the effectiveness of our internal control over financial reporting as of September 30, 2013, management concluded that our internal control over financial reporting was effective as of that date. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry, expose us to interest rate risk to the extent of our variable rate debt and prevent us from meeting our obligations under the Notes and the Holdco Notes.

        As a result of the Merger, we have a significant amount of indebtedness. At September 30, 2013, we had $2.75 billion of indebtedness on a consolidated basis, of which $1.5 billion was secured indebtedness. As of September 30, 2013, NBTY also had an additional $200 million available under the revolving portion of NBTY's senior secured credit facilities, as amended. In connection with the acquisition of Balance Bar, $80 million was drawn on the revolving portion of NBTY's senior secured credit facilities in November 2012, which has since been repaid in its entirety. While NBTY has no direct obligation under the Holdco Notes, NBTY is the sole source of cash generation for Holdings.

        Our substantial indebtedness could have important consequences. For example, it could:

  •
  make it more difficult for NBTY to satisfy its obligations with respect to the Notes or Holdings to satisfy its obligations with respect to the Holdco Notes;

  •
  require us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of our cash flow to fund acquisitions, working capital, capital expenditures, research and development efforts and other general corporate purposes;

  •
  increase our vulnerability to and limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;

  •
  restrict us from making strategic acquisitions or cause us to make non-strategic divestitures;

  •
  expose us to the risk of increased interest rates as borrowings under NBTY's senior secured credit facilities will be subject to variable rates of interest;

  •
  expose us to additional risks related to currency exchange rates and repatriation of funds;

  •
  place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions and general corporate or other purposes.

        In addition, the agreements governing NBTY's senior secured credit facilities and the indentures governing the Notes and the Holdco Notes contain affirmative and negative covenants that limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debts.

Restrictive covenants in the indentures governing the Notes and the Holdco Notes and the credit agreement governing NBTY's senior secured credit facilities may restrict our ability to pursue our business strategies.

        The indentures governing the Notes and the Holdco Notes and the credit agreement governing NBTY's senior secured credit facilities limit our ability, and the terms of any future indebtedness may limit our ability, among other things, to:

  •
  incur or guarantee additional indebtedness;

  •
  make certain investments;

  •
  pay dividends or make distributions on our capital stock;

  •
  sell assets, including capital stock of restricted subsidiaries;

  •
  agree to payment restrictions affecting our restricted subsidiaries;

  •
  consolidate, merge, sell or otherwise dispose of all or substantially all our assets;

  •
  enter into transactions with our affiliates;

  •
  incur liens; and

  •
  designate any of our subsidiaries as unrestricted subsidiaries.

        The restrictions contained in the indentures governing the Notes and the Holdco Notes and the credit agreement governing NBTY's senior secured credit facilities also could limit our ability to plan for, or react to, market conditions, meet capital needs or make acquisitions or otherwise restrict our activities or business plans.

        A breach of any of these restrictive covenants (to the extent applicable at such time), or our inability to comply with the required financial ratios, could result in a default under the credit agreement governing NBTY's senior secured credit facilities. If a default occurs, the lenders under NBTY's senior secured credit facilities may elect to:

  •
  declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable; or

  •
  prevent us from making payments on the Notes,

either of which would result in an event of default under the indentures governing the Notes and the Holdco Notes. An event of default under either or both of these indentures or the senior secured credit facilities would permit some of our lenders to declare all amounts borrowed from them to be due and payable. The lenders also have the right in these circumstances to terminate any commitments they have to provide further borrowings. An event of default under either of these indentures or the senior secured credit facilities would likely result in a cross default under either or both of the other instruments. If we are unable to repay outstanding borrowings when due, the lenders under NBTY's senior secured credit facilities also have the right to proceed against the collateral, including our available cash, granted to them to secure the indebtedness. If the indebtedness under NBTY's senior secured credit facilities, the Holdco Notes and/or the Notes were to be accelerated, we can give no assurance that our assets would be sufficient to repay in full that indebtedness and our other indebtedness, including the Notes and the Holdco Notes.

Despite current indebtedness levels and restrictive covenants, Holdings, NBTY and their subsidiaries may incur additional indebtedness in the future. This could further exacerbate the risks associated with our substantial financial leverage.

        The terms of the indenture governing the Notes, the credit agreement governing NBTY's senior secured credit facilities and the indenture governing the Holdco Notes permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under the senior secured credit facilities, and any other secured debt, would be effectively senior to the Holdco Notes, the Notes and any guarantees thereof to the extent of the value of the assets securing such indebtedness. If we incur any additional indebtedness that ranks equally with the Holdco Notes and the Notes, the holders of that debt will be entitled to share ratably with noteholders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This could reduce the amount of proceeds available to be paid to noteholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of September 30, 2013, NBTY had an additional $200 million of unused commitments under the revolving portion of NBTY's senior secured credit facilities. In connection with the acquisition of Balance Bar, $80 million was drawn on the revolving portion of NBTY's senior secured credit facilities in November 2012, which has since been repaid in its entirety. Additionally, NBTY's senior secured credit facilities may be increased by up to $500 million (of which no more than $100 million will be under NBTY's revolving credit facility), subject to certain conditions. All of those borrowings would be secured indebtedness. If new debt is added to our and our subsidiaries' current debt levels, the risks that we now face as a result of our leverage would intensify.

To service our indebtedness, we will require a significant amount of cash and our ability to generate cash depends on many factors beyond our control.

        Our ability to make cash payments on and to refinance our indebtedness, including the Holdco Notes and the Notes, and to fund planned capital expenditures, will depend on our ability to generate significant operating cash flow in the future. This, to a significant extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

        Our business may not generate sufficient cash flow from operations and future borrowings may not be available under NBTY's senior secured credit facilities in an amount sufficient to enable us to pay our indebtedness, including the Notes and the Holdco Notes, or to fund our other liquidity needs. In such circumstances, we may need to refinance all or a portion of our indebtedness, including the Notes and the Holdco Notes, on or before maturity. We may not be able to refinance any of our indebtedness on commercially reasonable terms, or at all. If we cannot service our indebtedness, we may need to take actions such as selling assets, seeking additional equity or reducing or delaying capital expenditures, strategic acquisitions, investments and alliances. Such actions, if necessary, may not be effected on commercially reasonable terms or at all. The indentures governing the Notes and the Holdco Notes and the credit agreement governing NBTY's senior secured credit facilities restrict our ability to sell assets and use the proceeds from such sales.

        If we are unable to generate sufficient cash flow or are otherwise unable to obtain funds necessary to meet required payments of principal, premium, if any, and interest on our indebtedness, or if we otherwise fail to comply with the various covenants in the instruments governing our indebtedness (including covenants in NBTY's senior secured credit facilities, the indenture governing the Notes and the indenture governing the Holdco Notes), Holdco could be required to pay interest-in-kind and/or we could be in default under the terms of the agreements governing such indebtedness. In the event of such default, the holders of such indebtedness could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, the lenders under NBTY's senior secured credit facilities could elect to terminate their commitments thereunder, cease making further loans and institute foreclosure proceedings against our assets, and we could be forced into bankruptcy or liquidation. If our operating performance declines, we may need to obtain waivers in the future from the required lenders under NBTY's senior secured credit facilities to avoid being in default. If we breach our covenants under NBTY's senior secured credit facilities and seek a waiver, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under NBTY's senior secured credit facilities, the lenders could exercise their rights, as described above, and we could be forced into bankruptcy or liquidation.

We are dependent upon our lenders for financing to execute our business strategy and meet our liquidity needs. If our lenders are unable to fund borrowings under their credit commitments or we are unable to borrow, it could negatively impact our business.

        In the current volatile credit market, there is risk that any lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by NBTY's senior secured credit facilities and otherwise accessing capital and/or honoring loan commitments. If our lenders are unable to fund borrowings under their credit commitments, or we are unable to borrow, it could be difficult in this environment to replace NBTY's senior secured credit facilities on similar terms.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

        Borrowings under NBTY's senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn and the interest rates are above the interest rate floor set forth in NBTY's credit agreement, each quarter point change in interest rates would result in a $2.8 million change in annual interest expense on our indebtedness under NBTY's senior secured credit facilities. However, we may maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk. We have entered into interest rate swaps to mitigate a portion of this risk, although we can make no assurances that it would do so.

Risks Relating to the Notes and the Holdco Notes

The right of holders of the Notes and the Holdco Notes to receive payments on the Notes and the Holdco Notes is effectively subordinated to the rights of our existing and future secured creditors. Further, the guarantees of the Notes and the Holdco Notes, if any, are effectively subordinated to all our guarantors' existing and future secured indebtedness.

        The Notes and the Holdco Notes are general unsecured obligations. Holders of our secured indebtedness and the secured indebtedness of the guarantors of the Notes will have claims that are prior to the claims of holders of the Notes and the Holdco Notes to the extent of the value of the assets securing that other indebtedness. Notably, Holdings, NBTY and certain of its subsidiaries, including the guarantors of the Notes, are parties to the senior secured credit facilities, which are secured by liens on substantially all our assets and such guarantors' assets. The Notes and Holdco Notes are effectively subordinated to all our secured indebtedness to the extent of the value of the assets securing that indebtedness. In the event of any distribution or payment of our assets in any foreclosure, dissolution, winding-up, liquidation, reorganization, or other bankruptcy proceeding, holders of secured indebtedness will have a prior claim to those of our assets that constitute their collateral. Holders of the Notes and the Holdco Notes participate ratably with all holders of our unsecured indebtedness that is deemed to be of the same class as the Notes and the Holdco Notes, and potentially with all our other general creditors, based upon the respective amounts owed to each holder or creditor, in our remaining assets. In any of the foregoing events, we cannot assure holders of the Notes and the Holdco Notes that there will be sufficient assets to pay amounts due on the Notes or the Holdco Notes. As a result, holders of the Notes or the Holdco Notes may receive less, ratably, than holders of secured indebtedness.

        As of September 30, 2013, the aggregate amount of our secured indebtedness was approximately $1,508 million. As of September 30, 2013, we had $200 million of unused commitments available for additional borrowing under the revolving portion of NBTY's senior secured credit facilities, as amended. In connection with the acquisition of Balance Bar, $80 million was drawn on the revolving portion of NBTY's senior secured credit facilities in November 2012, which has since been repaid in its entirety. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indentures governing the Notes and the Holdco Notes.

The trading prices of the Notes and the Holdco Notes may be volatile and can be affected by many factors, including our credit rating.

        The trading price of the Notes and the Holdco Notes could be subject to significant fluctuation in response to, among other factors, changes in our operating results, interest rates, the market for non-investment grade securities, general economic conditions and securities analysts' recommendations, if any, regarding our securities.

        Credit rating agencies continually revise their ratings for companies they follow, including us. Any ratings downgrade could adversely affect the trading price of the Notes and the Holdco Notes, or the trading market for the Notes and the Holdco Notes, to the extent a trading market for such securities develops. The condition of the financial and credit markets and prevailing interest rates have fluctuated in the past and are likely to fluctuate in the future and any fluctuation may impact the trading price of the Notes and the Holdco Notes.

We may not be able to satisfy our obligations to holders of the Notes or the Holdco Notes upon a change of control.

        Upon the occurrence of a "change of control," as defined in the indentures governing the Notes and the Holdco Notes, each noteholder will have the right to require us to purchase the Notes and the Holdco Notes at a price equal to 101% of the principal amount, together with any accrued and unpaid interest. Our failure to purchase, or give notice of purchase of, the Notes or the Holdco Notes would be a default under the indentures governing the Notes and the Holdco Notes, which would in turn be a default under NBTY's senior secured credit facilities and the indentures governing the Notes and the Holdco Notes. In addition, a change of control may constitute an event of default under NBTY's senior secured credit facilities and the indentures governing the Notes and the Holdco Notes. A default under NBTY's senior secured credit facilities and the indentures governing the Notes and Holdco Notes could result in an event of default under the indentures if the lenders accelerate the debt under NBTY's senior secured credit facilities or the holders accelerate the debt under the indentures governing the Notes and the Holdco Notes.

        If a change of control occurs, we may not have enough assets to satisfy all obligations under NBTY's senior secured credit facilities, the indenture related to the Notes and the indenture related to the Holdco Notes. Upon the occurrence of a change of control we could seek to refinance the indebtedness under NBTY's senior secured credit facilities, the indenture governing the Notes and the indenture governing the Holdco Notes or obtain a waiver from the lenders and holders of the Notes or the Holdco Notes. We can give no assurance, however, that we would be able to obtain a waiver or refinance our indebtedness on commercially reasonable terms, if at all. No assurances can be given that any court would enforce the change of control provisions in the indentures governing the Notes and the

Holdco Notes as written for the benefit of the holders, or as to how these change of control provisions would be impacted were we to become a debtor in a bankruptcy case.

Holders of the Notes or the Holdco Notes may not be able to determine when a change of control giving rise to their right to have the Notes or the Holdco Notes repurchased has occurred following a sale of "substantially all" of our assets.

        The definition of change of control in the indentures governing the Notes and the Holdco Notes includes a phrase relating to the sale of "all or substantially all" of our assets. There is no precise established definition of the phrase "substantially all" under applicable law. Accordingly, the ability of a holder of the Notes or the Holdco Notes to require us to repurchase the Notes or Holdco Notes, respectively, as a result of a sale of less than all our assets to another person may be uncertain.

Certain private equity investment funds affiliated with Carlyle own substantially all the equity of Holdings, and their interests may not be aligned with those of the holders of the Notes and the Holdco Notes.

        Carlyle owns substantially all the fully diluted equity of Holdings, and, therefore, has the power to control our affairs and policies. Carlyle also controls, to a large degree, the election of directors, the appointment of management, the entry into mergers, sales of substantially all our assets and other extraordinary transactions. The directors so elected have authority, subject to the terms of our debt, to issue additional stock, implement stock repurchase programs, declare dividends and make other decisions. Carlyle's interests could conflict with the interests of the holders of the Notes and the Holdco Notes. For example, if we encounter financial difficulties or are unable to pay our debts as they mature, the interests of Carlyle and certain of its affiliates and co-investors, as equity holders, might conflict with the interests of the holders of the Notes and the Holdco Notes. Carlyle also may have an interest in pursuing acquisitions, divestitures, financings or other transactions that, in their judgment, could enhance their equity investments, even though such transactions might involve risks to our noteholders. Additionally, Carlyle is in the business of making investments in companies, and from time to time in the future may acquire interests in businesses that directly or indirectly compete with certain portions of our business, or are suppliers or customers of ours.

        Investment funds advised by entities affiliated with Carlyle and affiliates of Carlyle may buy or sell the Notes and the Holdco Notes in open market transactions at any time.

Risks Relating to Ownership of the Notes

Claims of noteholders will be effectively subordinated to claims of creditors of all of NBTY's non-guarantor subsidiaries.

        The Notes are guaranteed on a senior basis by NBTY's current and future domestic subsidiaries that are guarantors of NBTY's senior secured credit facilities. However, the historical consolidated financial statements included in this Report include all our domestic and foreign subsidiaries. NBTY's foreign subsidiaries, which do not guarantee the Notes, held approximately $1.3 billion, or 26%, of our total assets and $0.2 billion, or 5%, of NBTY's total liabilities as of September 30, 2013 and accounted for approximately $1.0 billion, or 32%, of NBTY's net sales, for fiscal 2013 (all amounts presented exclude intercompany balances). In addition, NBTY has the ability to designate certain of its subsidiaries as unrestricted subsidiaries under the terms of the indenture governing the Notes, and any subsidiary so designated will not be a guarantor of the Notes.

        NBTY's non-guarantor subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due under the Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that NBTY or its subsidiary guarantors have to receive any assets of any of its non-guarantor subsidiaries upon the liquidation or reorganization of those subsidiaries, and the consequent rights of noteholders to realize proceeds from the sale of any of those subsidiaries' assets, will be effectively subordinated to the claims of those subsidiaries' creditors, including trade creditors and holders of debt of that subsidiary.

NBTY is a holding company with no operations and may not have access to sufficient cash to make payments on its credit obligations.

        NBTY is a holding company and has limited direct operations. NBTY's most significant assets are the equity interests it holds in its subsidiaries. As a result, it is dependent upon dividends and other payments from its subsidiaries to generate the funds necessary to meet its outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing its indebtedness, including the indenture governing the Notes, the credit agreement governing its senior secured credit facilities or other agreements of its subsidiaries. NBTY's subsidiaries may not generate sufficient cash from operations to enable it to make principal and interest payments on its indebtedness, including the Notes. In addition, its subsidiaries are separate and distinct legal entities and, except for its existing and future subsidiaries that will be the guarantors of the Notes, any payments on dividends, distributions, loans or advances to NBTY by its subsidiaries could be subject to legal and contractual restrictions on dividends. In addition, payments to NBTY by its subsidiaries will be contingent upon its subsidiaries' earnings. Additionally, NBTY may be limited in its ability to cause its existing and any future joint ventures to distribute their earnings to it. Subject to certain qualifications, its subsidiaries are permitted under the terms of its indebtedness, including the indenture governing the Notes, to incur additional indebtedness that may restrict payments from those subsidiaries to it. NBTY can give no assurance that agreements governing the current and future indebtedness of its subsidiaries will permit those subsidiaries to provide it with sufficient cash to fund payments of principal premiums, if any, and interest on the Notes when due. In addition, any guarantee of the Notes will be subordinated to any senior secured indebtedness of a subsidiary guarantor to the extent of the assets securing such indebtedness.

Federal and state statutes may allow courts, under specific circumstances, to void the Notes and/or the guarantees of the Notes and require noteholders to return payments received on the Notes.

        Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, the Notes or the guarantees thereof could be deemed a fraudulent transfer if NBTY or any of the guarantors of the Notes, as applicable, received less than a reasonably equivalent value in exchange for either issuing the Notes or giving the guarantee and:

  •
  NBTY or any such guarantors, as applicable, was insolvent on the date that it issued the Notes or gave the guarantee or became insolvent as a result of issuing the Notes or giving the guarantee; or

  •
  the issuance of the Notes or the giving of such guarantee left NBTY or any of such guarantors, as applicable, with an unreasonably small amount of capital to carry on the business; or

  •
  NBTY or any of such guarantors intended to incur, or believed that NBTY or such guarantor would incur, debts that would be beyond NBTY's or such guarantor's ability to pay as those debts matured.

        The Notes and/or a guarantee thereof could also be deemed a fraudulent transfer if it was given with actual intent to hinder, delay or defraud any entity to which NBTY or any such guarantor was or became, on or after the date of issuance of the Notes or the giving of the guarantee, as applicable, indebted.

        The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, NBTY or any such guarantor would be considered insolvent if:

  •
  the sum of its debts, including contingent liabilities, is greater than all its assets, at a fair valuation; or

  •
  the present fair saleable value of its assets is less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

  •
  it could not pay its debts as they become due.

        We cannot predict:

  •
  what standard a court would apply to determine whether NBTY or any such guarantor was insolvent as of the date it issued the Notes or its guarantee, as applicable, or whether, regardless of the method of valuation, a court would determine that NBTY or such guarantor was insolvent on that date; or

  •
  whether a court would determine that the payments under the Notes or such guarantee constituted fraudulent transfers or conveyances on other grounds.

        The indenture governing the Notes contains a "savings clause" intended to limit each subsidiary guarantor's liability under its guarantee to the maximum amount that it could incur without causing the guarantee to be a fraudulent transfer under applicable law. There can be no assurance that this provision will be upheld as intended. In a recent case, the U.S. Bankruptcy Court in the Southern District of Florida found this kind of provision in that case to be ineffective, and held the subsidiary guarantees to be fraudulent transfers and voided them in their entirety. Although this ruling was reversed, there can be no assurance that other courts will not reach the same conclusion as the U.S. Bankruptcy Court in the Southern District of Florida.

        If a guarantee is deemed to be a fraudulent transfer, it could be voided altogether, or it could be subordinated to all other debts of such guarantor. In that case, any payment by such guarantor under its guarantee could be required to be returned to the guarantor or to a fund for the benefit of the creditors of the guarantor. If a guarantee is voided or held unenforceable for any other reason, holders of the Notes would cease to have a claim against the subsidiary based on the guarantee and would be creditors only of NBTY and any guarantor whose guarantee was not similarly voided or otherwise held unenforceable.

        If a court were to find that the issuance of the Notes or the incurrence of a guarantee was a fraudulent transfer or conveyance, the court could void the payment obligations under the Notes or that guarantee, could subordinate the Notes or that guarantee to presently existing and future indebtedness of ours or of the related guarantor or could require the holders of the Notes to repay any amounts received with respect to that guarantee. In the event of a finding that a fraudulent transfer or conveyance occurred, holders of the Notes may not receive any repayment on the Notes. Further, the avoidance of the Notes could result in an event of default with respect to our and our subsidiaries' other debt that could result in acceleration of that debt.

The lenders under NBTY's senior secured credit facilities have the discretion to release the guarantors under NBTY's senior secured credit facilities in a variety of circumstances, which will cause those guarantors to be released from their guarantees of the Notes.

        While any obligations under NBTY's senior secured credit facilities remain outstanding, any guarantee of the Notes may be released without action by, or consent of, any holder of the Notes or the trustee under the indenture governing the Notes, at the discretion of lenders under NBTY's senior secured credit facilities, if such guarantor is no longer a guarantor of obligations under NBTY's senior secured credit facilities or any other indebtedness. The lenders under NBTY's senior secured credit facilities will have the discretion to release the guarantees under NBTY's senior secured credit facilities in a variety of circumstances. A noteholder will not have a claim as a creditor against any subsidiary that is no longer a guarantor of the Notes, and the indebtedness and other liabilities, including trade payables, whether secured or unsecured, of those subsidiaries will effectively be senior to claims of noteholders.

Risks Relating to Ownership of the Holdco Notes

Holdings is a holding company and relies on dividends, loans and other payments and distributions from its subsidiaries to meet its debt service and other obligations.

        Holdings is a holding company with no business operations, revenues, expenses, liabilities other than the $550 million aggregate principal amount of Holdco Notes or assets other than the capital stock of NBTY. Because Holdings' assets consist of the equity interests it holds in NBTY, Holdings is dependent upon dividends and other payments from NBTY to generate the funds necessary to meet its outstanding debt service and other obligations and such dividends may be restricted by law or the instruments governing certain indebtedness, including the indenture governing the Notes, the credit agreement governing NBTY's senior secured credit facilities, the indenture governing the Holdco Notes or other agreements of its subsidiaries. The earnings of Holdings' subsidiaries will depend substantially on their respective financial and operating results, which will be affected by prevailing economic and competitive conditions and by financial, business and other factors beyond Holdings' and its subsidiaries' control. Holdings' subsidiaries may not generate sufficient cash from operations to enable Holdings to make principal and interest payments on its indebtedness, including the Holdco Notes, or to fund Holdings' and its subsidiaries' other cash obligations.

        NBTY's ability to pay dividends or make other distributions to Holdings ("restricted payment capacity") is limited under certain covenants in the credit agreement governing NBTY's senior secured credit facilities and the indenture governing the Notes. For example, under the indenture governing the Notes, NBTY is permitted to pay dividends or make other distributions to Holdings if the total amount thereof does not exceed a formula based on the sum of (a) 50% of NBTY's consolidated net income for periods beginning with its fiscal quarter commencing October 1, 2010 and (b) the amount of certain cash proceeds and the fair market value of certain property received by or contributed to NBTY. Similarly, under the credit agreement governing NBTY's senior secured credit facilities, NBTY is permitted to pay dividends and make other distributions (or to make loans or advances in lieu thereof) to Holdings but the total amount is limited and such payments are subject to certain terms and conditions. Pursuant to the credit agreement governing NBTY's senior secured credit facilities, NBTY is permitted to pay dividends or make other distributions (or to make loans or advances in lieu thereof) to Holdings pursuant to the Notes formula payment of dividends, subject to certain terms and conditions.

        As of September 30, 2013, prior to giving effect to the November 2013 interest payment of $21 million, NBTY had approximately $204 million of restricted payments capacity under its senior secured credit facilities and approximately $242 million of restricted payments capacity under the indenture governing the Notes.

        Holdings' subsidiaries are permitted, under the terms of their existing indebtedness, to incur additional indebtedness that may restrict payments from those subsidiaries to Holdings. The indenture governing the Holdco Notes may also permit these subsidiaries to incur additional indebtedness even if Holdings would not be able to incur additional indebtedness. Agreements governing current and future indebtedness of Holdings' subsidiaries may not permit those subsidiaries to provide Holdings with sufficient cash to fund payments on the Holdco Notes when due.

        Holdings' subsidiaries are separate and distinct legal entities and will have no obligation, contingent or otherwise, to pay amounts due under the Holdco Notes or to make any funds available to pay those amounts whether by dividend, distribution, loan or other payment.

Claims of holders of Holdco Notes will be effectively subordinated to claims of creditors of all of Holdings' subsidiaries.

        The Holdco Notes will not be guaranteed by any of Holdings' subsidiaries. However, the historical consolidated financial statements included in this Report include all of Holdings' subsidiaries. Holdings had $550 million of liabilities as of September 30, 2013 and Holdings' subsidiaries held all of its assets and accounted for all of its net sales as of and for the year ended September 30, 2013.

        Holdings' subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to the Holdco Notes, or to make any funds available therefor, whether by dividends, loans, distributions or other payments. Any right that Holdings has to receive any assets of any of its subsidiaries upon the liquidation or reorganization of such subsidiaries, and the consequent rights of holders of Holdco Notes to realize proceeds from the sale of any of such subsidiaries' assets, will be structurally subordinated to the claims of Holdings' subsidiaries' creditors, including trade creditors and holders of debt of that subsidiary.

If certain conditions for the payment of cash interest are not met, interest on the Holdco Notes may be payment in kind ("PIK") interest.

        Holdings is required to pay interest on the Holdco Notes entirely in cash unless certain conditions exist, in which case Holdings will be entitled to pay PIK interest. The terms of the Holdco Notes do not restrict Holdings' ability to use its dividend payment capacity for such alternative uses. In addition, the credit agreement governing NBTY's senior secured credit facilities, the indenture governing the Notes and the indenture governing the Holdco Notes allow NBTY and its subsidiaries to utilize amounts that would otherwise be available to pay cash dividends to Holdings for purposes such as making restricted investments, capital expenditures and prepaying subordinated indebtedness and, subject to certain limitations, making cash dividends to and other payments in respect of equityholders, and such uses would reduce the amounts available to pay dividends to Holdings in order to pay cash interest on the Holdco Notes. The indenture governing the Holdco Notes does not restrict Holdings' ability to use its dividends payment capacity for such alternative uses. As a result, there can be no assurance that Holdings will be required (or able) to make cash interest payments on the Holdco Notes. The payment of interest through PIK interest will increase the amount of Holdings' indebtedness and would exacerbate the risks associated with such a high level of indebtedness.

Federal and state statutes may allow courts, under specific circumstances, to void the Holdco Notes and require holders to return payments received from Holdings.

        Under federal bankruptcy law and comparable provisions of state fraudulent transfer laws, issuance of notes could be deemed a fraudulent transfer if Holdings received less than a reasonably equivalent value in exchange for issuing the Holdco Notes and

  •
  Holdings was insolvent on the date that it issued the Holdco Notes or became insolvent as a result of issuing the Holdco Notes, or

  •
  Holdings was engaged in business or a transaction, or was about to engage in business or a transaction, for which property remaining with Holdings was an unreasonably small capital, or

  •
  Holdings intended to incur, or believed that it would incur, debts that would be beyond its ability to pay as those debts matured.

        The measures of insolvency for purposes of the foregoing considerations will vary depending upon the law applied in any proceeding with respect to the foregoing. Generally, however, an entity would be considered insolvent if:

  •
  the sum of its debts, including contingent liabilities, is greater than all its assets, at a fair valuation, or

  •
  the present fair saleable value of its assets is less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature, or

  •
  it could not pay its debts as they become due.

    We cannot predict:

  •
  what standard a court would apply in order to determine whether Holdings was insolvent as of the date Holdings issued the Holdco Notes or whether, regardless of the method of valuation, a court would determine that Holdings was insolvent on that date; or

  •
  whether a court would determine that the payments under the Holdco Notes constituted fraudulent transfers or conveyances on other grounds.

        If issuance of the Holdco Notes is deemed to be a fraudulent transfer, it could be voided altogether, or it could be subordinated to all other debts of Holdings. In the event of a finding that a fraudulent transfer or conveyance occurred, holders of the Holdco Notes may not receive any repayment on the Holdco Notes. Further, the voidance of the Holdco Notes could result in an event of default with respect to Holdings and its subsidiaries' other debt that could result in acceleration of that debt.

        Finally, as a court of equity, the bankruptcy court may subordinate the claims in respect of the Holdco Notes to other claims against Holdings under the principle of equitable subordination if the court determines that (1) the holder of Holdco Notes engaged in some type of inequitable conduct, (2) the inequitable conduct resulted in injury to Holdings' other creditors or conferred an unfair advantage upon the holders of Holdco Notes and (3) equitable subordination is not inconsistent with the provisions of the bankruptcy code.

The Holdco Notes were issued with original issue discount for U.S. federal income tax purposes.

        Because no portion of the stated interest on the Holdco Notes is unconditionally payable in cash at least annually, interest payments on the notes are not treated as qualified stated interest for U.S. federal income tax purposes. As a result, the Holdco Notes were issued with original issue discount for U.S. federal income tax purposes ("OID") in an amount equal to the excess of the total payments of principal and interest on the Holdco Notes over their issue price. A holder subject to U.S. federal income taxation, whether on the cash or accrual method for U.S. federal income tax purposes, generally will be required to include the OID in gross income (as ordinary interest income) as the OID accrues (on a constant yield to maturity basis), regardless of whether such holder receives any cash payment attributable to such income at such time.

Item 2.    Properties

        United States.    As of September 30, 2013, we owned a total of approximately 2.5 million square feet, and lease approximately 1.7 million square feet, of administrative, manufacturing, warehouse and distribution space in various locations in the United States and its territories. In addition, as of September 30, 2013, we operated 421 Vitamin World retail locations in 43 states in the United States, Guam, Puerto Rico and the Virgin Islands. Generally, we lease retail properties for five to ten years at varying annual base rents and percentage rents. The Vitamin World retail stores are, on average, approximately 1,230 square feet.

        UK/Ireland.    As of September 30, 2013, Holland & Barrett owned a 270,000 square foot administrative and distribution facility and a 133,220 square foot manufacturing facility in Burton, United Kingdom. Holland & Barrett owns a 30,000 square foot administrative facility in Nuneaton, United Kingdom. Solgar leased 50,000 square feet of administrative and distribution space in Tring, United Kingdom. As of September 30, 2013, we leased all but one of our 768 Holland & Barrett, GNC (UK) and Nature's Way retail stores for varying terms, at varying annual base rents. Forty-seven Holland & Barrett, four GNC (UK) and 15 Nature's Way stores are subject to percentage rents. As of September 30, 2013, Holland & Barrett stores have an average of approximately 1,000 square feet, Nature's Way stores have an average of approximately 915 square feet and the GNC (UK) stores have an average of approximately 862 square feet.

        Benelux.    As of September 30, 2013, De Tuinen leased a 64,600 square foot administrative and distribution facility in Beverwijk. At September 30, 2013, De Tuinen leased locations for 127 retail stores on varying terms at varying annual base rents. Of these, 120 are operated as company stores and seven are sub-leased to, and operated by, franchisees. No De Tuinen or Essenza store is subject to percentage rents. De Tuinen stores are an average of approximately 1,446 square feet. Essenza stores are an average of approximately 1,665 square feet.

        Canada.    As of September 30, 2013, Vita Health owned a 185,000 square foot manufacturing, packaging, distribution and administration building in Winnipeg, Manitoba. Vita Health also leased a 52,000 square foot distribution facility in Winnipeg, Manitoba. SISU leases a 19,200 square foot administrative, distribution and warehouse facility in Burnaby, British Columbia.

        China.    As of September 30, 2013, our subsidiary, Ultimate Biopharma (Zhongshan) Corporation ("Ultimate") owned in Zhongshan, China: a 50,000 square foot facility for manufacturing softgel capsules and for administrative offices, a recently built 75,000 square foot warehouse facility with packaging capabilities and 18.5 acres of vacant land adjacent to the manufacturing facility. In addition, Ultimate leased 11,300 square feet of dormitory space and 4,800 square feet of warehouse space in Zhongshan City. Also, one of our subsidiaries leased 84,800 square feet of warehouse space in Beijing.

        The following is a listing, as of September 30, 2013, of all material properties that we own or lease (excluding retail locations, de minimis locations with less than 4,000 square feet and temporary storage facilities leased for less than six months). We are required to pay real estate taxes and maintenance costs relating to most of our leased properties. All our segments benefit from the use of our material properties.

Owned Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Manufacturing	65,000
Boca Raton, FL(1)	Administration	58,000
Boca Raton, FL	Manufacturing	84,000
Boca Raton, FL	Distribution	100,000
Deerfield Beach, FL	Packaging	157,000
Pompano Beach, FL	Warehousing	62,000
Carbondale, IL(2)	Retail Store	77,000
Carbondale, IL	Administration	15,000
Murphysboro, IL	Storage	62,000
South Plainfield, NJ(3)	Administration & Manufacturing	68,000
Bayport, NY	Storage	12,000
Bayport, NY	Manufacturing	161,500
Bohemia, NY	Administration, Manufacturing & Packaging	169,000
Bohemia, NY	Manufacturing	80,000
Bohemia, NY	Manufacturing & Packaging	75,000
Bohemia, NY	IT	42,000
Holbrook, NY	Administration & Distribution	230,000
Holbrook, NY	Packaging & Engineering	108,000
N. Amityville, NY	Manufacturing	48,300
N. Amityville, NY	Manufacturing	66,000
Ronkonkoma, NY	Administration	110,000
Wilson, NC(3)	Manufacturing	125,000
Hazleton, PA	Distribution	413,600
San Antonio, TX	Manufacturing	110,000
Canada:
Winnipeg, Manitoba	Manufacturing, Packaging, Distribution & Administration	185,000
China:
Zhongshan	Manufacturing & Packaging	50,000
Zhongshan(4)	Warehousing with packaging capabilities	75,000
United Kingdom:
Burton	Administration & Distribution	270,000
Burton	Manufacturing	133,200
Nuneaton	Administration	30,000

	Total approximate square feet owned	3,241,600

(1)
We currently sub-lease several small offices in this building on a short-term basis to unaffiliated tenants.

(2)
The distribution portion of this facility has been closed since the end of calendar year 2011 and only a retail operation remains open.

(3)
It is expected that this facility will be closed and sold as part of NBTY's restructuring plan which is expected to be completed in fiscal 2014.

(4)
An approximately 75,000 square foot warehouse facility with packaging capabilities has been built at this location but is not yet occupied.

Leased Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Warehousing (term–2015)	29,000
Bentonville, AR	Sales Office (term–2017)	4,900
Anaheim, CA	Administration, Manufacturing, Packaging & Distribution (term–September 2014)	286,100
Carson, CA(1)	Administration & Packaging (term–March 2014)	267,500
Carson, CA(1)	Distribution (term–March 2014)	204,000
Garden Grove, CA	Manufacturing & Packaging (term–December 2016)	140,000
Naples, FL	Manufacturing (term–February 2014)	14,700
Naples, FL	Manufacturing (term–February 2016)	7,000
Naples, FL	Manufacturing (term–February 2016)	18,000
Naples, FL	Manufacturing (term–February 2016)	5,000
Sparks, NV	Distribution (term–September 2014)	201,300
Sparks, NV	Temporary Warehouse (term–September 2014)	47,200
Leonia, NJ	Administration & Manufacturing (term–July 2016)	49,600
Leonia, NJ	Manufacturing & Warehousing (term–2016)	18,500
Lyndhurst, NJ(1)	Administration, Packaging & Distribution (term–July 2014)	130,000
Bohemia, NY	Administration & Warehousing (term–2020)	110,000
Ronkonkoma, NY	Warehousing (term–November 2014)	83,600
Ronkonkoma, NY	Warehousing (term–September 2014)	75,000
Canada:
Burnaby, British Columbia	Administration, Warehousing & Distribution (term–2017)	19,200
Winnipeg, Manitoba	Warehousing & Administration (term–2017)	52,000
China:
Beijing	Offices (term–September 2014)	7,080
Beijing	Warehousing (term–August 2014)	84,800
Zhongshan City	Dormitory (term–January 2014)	11,300
Zhongshan City	Warehouse (term–March 2014)	4,800
United Kingdom:
Burton	Offices & Warehouse (term–2023)	43,300
Tring	Administration & Warehousing (term–2016)	25,000
Tring	Warehousing, Distribution & Offices (term–2016)	25,000
Netherlands:
Beverwijk	Administration & Distribution (term–2020)	64,600
New Zealand:
Auckland	Offices & Warehousing (term–2016)	4,800
South Africa:
Randburg	Offices & Warehousing (term–2015)	13,800
Spain:
Madrid	Administration & Distribution (term–December 2014)	6,500

	Total approximate square feet leased	2,053,580

	Total approximate square feet owned and leased	5,295,180

(1)
It is expected that this facility will be closed as part of NBTY's restructuring plan which is expected to be completed in fiscal 2014.

Warehousing and Distribution

        As of September 30, 2013, we had approximately 2.9 million square feet dedicated primarily to warehousing and distribution. This figure includes our facilities in Long Island, New York; Anaheim and Carson, California; Lyndhurst and Leonia, New Jersey; Boca Raton, Naples and Pompano Beach, Florida; Sparks, Nevada; Hazleton, Pennsylvania; Prescott, Arizona; Burton and Tring, United Kingdom; Winnipeg, Manitoba and Burnaby, British Columbia, Canada; Madrid, Spain; Randburg, South Africa; Auckland, New Zealand; Beverwijk, Netherlands and Beijing and Zhongshan City, China.

        Our direct response and e-commerce orders are handled by our domestic distribution center that is integrated with our order entry systems. Once a customer's telephone, mail or internet order is completed, our computer system forwards the order to our distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Then, the orders are prepared, picked, packed and shipped continually throughout the business day. We operate a proprietary, industry-leading, automated picking and packing system for frequently shipped items. We are capable of fulfilling 18,000 direct response and e-commerce orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates before shipment. We currently ship our U.S. orders primarily through the United Parcel Service, Inc., serving domestic markets. In Canada, we currently use various common carriers for shipments, and we primarily use Global Mail for international markets. Holland & Barrett uses DPD and Royal Mail for international deliveries and Hermes for deliveries in the United Kingdom. GNC (UK) uses Hermes for deliveries in the United Kingdom, and Nature's Way uses An Post, the Irish national postal service, for deliveries in Ireland. De Tuinen uses ABC Mail for deliveries in the Netherlands.

        We currently distribute our products to our customers from distribution centers through contract and common carriers globally. In addition, we ship products overseas in pallet amounts and by container loads. We also operate additional distribution centers in Burton and Tring, United Kingdom; Madrid, Spain; Auckland, New Zealand; Randburg, South Africa, Beverwijk, Netherlands; Winnipeg, Manitoba; and Beijing, China. Deliveries are made directly to Vitamin World stores once per week or once every other week, depending on the needs at various store locations. Deliveries are made directly to company-owned and operated Holland & Barrett and GNC (UK), through company owned trucks, and Nature's Way,De Tuinen and Essenza stores, through third parties, once or twice per week, depending on each store's inventory requirements.

        All our properties are covered by all-risk and liability insurance, in amounts and on terms that we believe are customary for our industry.

        We believe that these properties, taken as a whole, are generally well-maintained, and are adequate for current and reasonably foreseeable business needs. We also believe that substantially all our properties are being utilized to a significant degree.

Item 3.    Legal Proceedings

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine- based dietary supplements, under various states' consumer protection statutes. The lawsuits against NBTY and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief; Jennings v. Rexall Sundown, Inc. (filed August 22, 2011) in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages; and Nunez v. NBTY, Inc. et al. (filed March 1, 2013) in the United States District Court for the Southern District of California (the "Nunez Case"), on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus injunctive relief, as well as other cases in California and Illinois against certain wholesale customers as to which we may have certain indemnification obligations. The Nunez Case settled on an individual basis on June 20, 2013.

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the range of $8.0 million to $15.0 million. The settlement has been preliminarily approved by the court. An initial Fairness Hearing took place on October 4, 2013 and continued on November 20, 2013 for final approval. It is anticipated the court will issue an order by December 31, 2013. Until such settlement is finally approved and entered by the court, however, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY. NBTY recorded a provision of $12.0 million as the Company's best estimate associated with this proposed settlement.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, audits, claims, suits and complaints (including product liability, false advertising, intellectual property, escheat laws and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition, cash flows or results of operations, if adversely determined against us.

Item 4.    Mine Safety Disclosures

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Common Stock

        As of the date of this Report, we are a wholly-owned subsidiary of certain investment funds affiliated with Carlyle, and there is no public market for our common stock.

Dividend Policy

        In October 2012, NBTY paid a cash dividend of approximately $194 million to Holdings, and Holdings paid a dividend of $722 million, which included the proceeds from the offering of the Holdco Notes, to its shareholders. In April 2013 and November 2013, NBTY paid a cash dividend of approximately $23 million and $21 million, respectively, to Holdings, in order for Holdings to make an interest payment on the Holdco Notes. Future determination as to the payment of cash or stock dividends will depend upon our results of operations, financial condition, capital requirements, restrictions contained in NBTY's senior secured credit facilities, limitations contained in the indentures governing the Notes and the Holdco Notes, and such other factors as our Board considers appropriate.

        For additional information regarding NBTY's senior secured credit facilities, the Notes and the Holdco Notes, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and Note 12 to the consolidated financial statements in this Report.

        For information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2013, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Report.

Item 6.    Selected Financial Data

	Fiscal Years Ended September 30,

	Successor(1)			Predecessor

	2013	2012	2011	2010	2009

	(In thousands)
Selected Income Statement Data:
Net sales	$3,163,041	$2,999,733	$2,864,427	$2,705,837	$2,452,161

Costs and expenses:
Cost of sales	1,700,909	1,608,436	1,641,887	1,473,095	1,408,189
Advertising, promotion and catalog	189,485	164,298	152,021	136,763	108,976
Selling, general and administrative	910,531	832,629	788,719	694,803	660,525
Merger expenses	—	—	44,479	45,903	—
Facility restructuring charges	32,695	—	—	—	—
IT project termination costs	—	—	—	—	11,718

Income from operations	329,421	394,370	237,321	355,273	262,753
Interest expense	(191,280)	(158,584)	(195,566)	(30,108)	(34,754)
Miscellaneous, net	1,693	(1,003)	1,933	4,127	(287)

Income before provision for income taxes	139,834	234,783	43,688	329,292	227,712
Provision for income taxes	40,386	65,264	10,989	114,270	82,982

Income before discontinued operations	99,448	169,519	32,699	215,022	144,730

(Loss) income from discontinued operations	—	(23,048)	(2,780)	(1,352)	999
Net income	$99,448	$146,471	$29,919	$213,670	$145,729

Selected Balance Sheet Data:
Working Capital	$731,935	$882,495	$899,699	$849,338	$674,439
Total assets	5,086,178	5,057,247	5,099,270	2,200,768	1,960,221
Long-term debt, net of current portion	2,699,106	2,157,500	2,369,375	341,128	437,629
Total stockholder's equity	1,089,923	1,705,232	1,536,895	1,379,953	1,127,825

(1)
On October 1, 2010 we consummated the Merger which required us to record acquisition accounting adjustments that primarily impacted cost of sales due to recording the acquired inventory to fair value of $122,104, depreciation and amortization expense within our selling, general and administrative costs due to the recording of our property plant and equipment and various intangible assets to fair value as well as additional interest expense relating to the additional long-term debt associated with the Merger. (See Note 3 to our Consolidated Financial Statements for further information regarding the Merger.)

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in this Report under the heading "Forward Looking Statements" and "Risk Factors." Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the consolidated financial statements, including the related notes, contained elsewhere herein. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

Carlyle Transaction

        On October 1, 2010, NBTY consummated the Merger with Holdings, an affiliate of Carlyle, under which Holdings acquired 100% of NBTY for a net purchase price of $3,635,949. The purchase price was funded through the net proceeds of our $1,750,000 senior secured credit facilities, the issuance of $650,000 principal amount of notes and a cash equity contribution of $1,550,000 from Carlyle. We also refer to the Merger as the "Acquisition" and together with the financing as the "Transactions". For a detailed discussion of the Transactions, see Note 3 to our Consolidated Financial Statements for the year ended September 30, 2013 contained elsewhere herein.

        As a result of the Acquisition and the application of acquisition accounting, our assets and liabilities have been adjusted to their fair values as of October 1, 2010, the closing date of the Transactions. We incurred certain acquisition related expenses during the year ended September 30, 2011. Additionally, the excess of the total purchase price over the fair value of our assets and liabilities at closing was allocated to goodwill.

Plan of Restructuring

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring will involve the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities. Facilities that will be impacted by the restructuring include facilities in Carson, California; South Plainfield, New Jersey; Lyndhurst, New Jersey and Wilson, North Carolina.

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring is expected to result in cumulative charges of approximately $33,000 before taxes over that period, of which non-cash charges consist primarily of incremental depreciation of approximately $12,588. Facility restructuring charges for fiscal 2013 were $16,752 for severance and employee related costs, $12,588 for excess depreciation, and $3,355 for other facility costs. As a result of this restructuring, annual savings are expected to be approximately $35,000.

Refinancing

        On March 21, 2013, NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement amending the credit agreement governing NBTY's senior secured credit facilities (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call premium on term loan B-1, were expensed. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method.

Discontinued Operations

        On July 2, 2012, Julian Graves Limited ("Julian Graves"), a subsidiary organized under the laws of the United Kingdom and Wales, was placed into administration and its management, affairs, business and property were under the direct control of Deloitte LLP as administrator. During the course of the administration, attempts to sell the business were unsuccessful and the operations were wound down by the end of August 2012. Additionally, on August 31, 2012, we sold Le Naturiste Inc. ("Le Naturiste"), a subsidiary organized under the laws of Canada, to an unrelated third party. As a result of these events, the results of these two former subsidiaries are not reflected in the results of operations for fiscal 2012, but are reflected as discontinued operations. In addition, all prior periods in the Management's Discussion and Analysis of Financial Condition and Results of Operations below are presented exclusive of discontinued operations. There were no results of operations for Julian Graves or Le Naturiste in fiscal 2013.

Executive Summary

        Alphabet Holding Company, Inc. is a holding company with no operations and is dependent on its wholly owned subsidiary, NBTY, Inc. and its wholly owned subsidiaries to service its debt and other obligations.

        NBTY is the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We currently market over 25,000 SKUs under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, SISU®, Knox®, Sundown®, Rexall®, Pure Protein®, Balance Bar®, Body Fortress®, Worldwide Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC (UK)®, Physiologics®, De Tuinen®, Essenza® and Vitamin World®. Our vertical integration includes purchasing raw materials and formulating and manufacturing products, which we then market through the following four channels of distribution.

  •
  Wholesale—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  European Retail—This segment generates revenue through its 736 Holland & Barrett stores (including franchised stores in the following countries: 29 in China, 23 in Singapore, seven in each of the United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 57 GNC (UK) stores in the U.K., 127 De Tuinen stores (including 7 franchised locations) in the Netherlands, 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie,www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. The European Retail segment now includes the results of the European direct response/e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and the internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone. The results of Vitamin World's e-commerce business, and European direct response/e-commerce business are now reported in the North American Retail segment and European Retail segment, respectively.

  •
  North American Retail—This segment generates revenue through its 421 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com. The North American Retail segment now includes the results of Vitamin World's e-commerce business, which was previously reported in the Direct Response/E-Commerce segment.

        Operating data for each of the four distribution channels does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance and various other corporate-level activity related expenses. We attribute such unallocated expenses to corporate.

        We have continued to grow through our marketing practices and through a series of strategic acquisitions. Since 1986, we have acquired and successfully integrated approximately 30 companies or businesses engaged in the manufacturing, retail and direct response sale of nutritional supplements, including:

  •
  Fiscal 1997: Holland & Barrett;

  •
  Fiscal 1998: Nutrition Headquarters Group;

  •
  Fiscal 2000: Nutrition Warehouse Group;

  •
  Fiscal 2001: Global Health Sciences, NatureSmart and Nature's Way;

  •
  Fiscal 2002: Healthcentral.com, Knox NutraJoint®, and Synergy Plus® product lines/operations;

  •
  Fiscal 2003: Rexall Sundown Inc., Health and Diet Group Ltd. ("GNC (UK)"), FSC Wholesale, and the De Tuinen chain of retail stores;

  •
  Fiscal 2005: Le Naturiste Jean-Marc Brunet, SISU, Inc. ("SISU") and Solgar Vitamin and Herb ("Solgar"), formerly a division of Wyeth Consumer Healthcare;

  •
  Fiscal 2007: The Ester-C Company (formerly Zila Nutraceuticals, Inc.);

  •
  Fiscal 2008: Doctor's Trust , Leiner and Julian Graves;

  •
  Fiscal 2010: Ultimate Biopharma (Zongshen) Corporation;

  •
  Fiscal 2011: Vitarich Laboratories, Inc. and Sun Valley Natural Products, LLC; and

  •
  Fiscal 2013: Balance Bar Company and Essenza N.V.

Critical Accounting Estimates and Policies

        The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods.

These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. As with any set of assumptions and estimates, there is a range of reasonably likely amounts that may be reported.

        The following critical accounting policies have been identified as those that affect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. The delivery terms for most sales within the Wholesale and Direct Response/ E-Commerce segments are F.O.B. destination. Generally, title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to our retail store operations, we recognize revenue upon sale of products to customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances.

Allowance for Sales Returns

        Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We are able to make reasonable and reliable estimates of product returns based on our 40-year history in this business. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at some of our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product introduction return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe. Historically, the difference in the amount of actual sales returns compared to our estimate for sales returns has not been significant.

Promotional Program Incentive Allowance

        We estimate our allowance for promotional program incentives based on specific outstanding marketing programs and historical experience. The allowance for sales incentives offered to customers is based on various contractual terms or other arrangements agreed to in advance with certain customers. Generally, customers earn such incentives as they achieve sales volumes. We accrue these incentives as a reduction to sales either at the time of sale or over the period of time in which they are earned, depending on the nature of the program. Historically, we have not experienced material adjustments to the estimate of our promotional program incentive allowance and we do not expect that there will be a material change in the future estimates and assumptions we use.

Allowance for Doubtful Accounts

        We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customers' current creditworthiness, as determined by our review of current credit information. We estimate bad debt expense based upon historical experience as well as customer collection issues to adjust the carrying amount of the related receivable to its estimated realizable value. While such bad debt expense has historically been within expectations and allowances established, we cannot guarantee that we will continue to experience the same credit loss rates that we had in the past. If the financial condition of one or more of our customers were to deteriorate, additional bad debt expense may be required.

Inventories

        Inventories are stated at the lower of cost (first-in first-out method) or market. The cost elements of inventories include materials, labor and overhead. In evaluating whether inventories are stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. Based on this evaluation, we record an adjustment to cost of goods sold to reduce inventories to net realizable value. These adjustments are estimates, which could vary significantly, either favorably or unfavorably, from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Long-Lived Assets

        We evaluate the need for an impairment charge relating to long-lived assets whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) a history of cash flow losses at retail stores; (ii) significant changes in the manner or use of the acquired assets in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.

        Goodwill and indefinite-lived intangibles are tested for impairment annually, or more frequently if impairment indicators are present. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. These evaluations require the use of judgment as to the effects of external factors and market conditions on our operations, and they require the use of estimates in projecting future operating results. If actual external conditions or future operating results differ from our judgments, impairment charges may be necessary to reduce the carrying value of the subject assets. The estimated fair value of an asset could vary, depending upon the different valuation methods employed, as well as assumptions made. This may result in an impairment of the intangible assets and/or goodwill. An impairment charge would reduce operating income in the period it was determined that the charge was needed. We test goodwill annually unless an event occurs that would cause us to believe the value is impaired at an interim date. Our annual impairment testing date is as of July 1, the first day of our fourth quarter. No impairment adjustments were deemed necessary based on our evaluations. We use a combination of the income and market approaches to estimate the fair value of our reporting units. A 10% change in the estimate of fair value would not have impacted our assessment.

Income Taxes

        We record the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying consolidated balance sheets, as well as tax credit carrybacks and carryforwards. We periodically review the recoverability of deferred tax assets recorded on the balance sheet and provide valuation allowances as we deem necessary to reduce such deferred tax assets to the amount that will, more likely than not, be realized. We make judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. In our opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Accruals for Litigation and Other Contingencies

        We are subject to legal proceedings, lawsuits and other claims related to various matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our knowledge and experience and discussions with legal counsel. These reserves may change in the future due to new developments in each matter (including the enactment of new laws), the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy. In some instances, we may be unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed and accordingly, no reserve is recorded until such time that a reasonable estimate may be made.

Recent Accounting Guidance

        In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (AOCI). This new guidance requires entities to present (either on the face of the income statement or in the notes thereto) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance has been effective for us beginning October 1, 2013. Other than requiring additional disclosures, we do not anticipate a material impact on our financial statements upon adoption.

        In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning on October 1, 2014. We do not anticipate a material impact on our financial statements upon adoption.

        In July 2013, the FASB issued guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Reclassification

        In accordance with ASC 280, Segment Reporting, we have reclassified all prior period amounts to conform to our new reportable segment presentation. The reclassification of prior period amounts did not have a material impact on our financial statements. (See Note 23)

Results of Operations

        The following table sets forth for the periods indicated, the consolidated statements of income items expressed as a percentage of total net sales. Percentages may not sum to 100% due to rounding.

	Fiscal year ended September 30,
	2013	2012	2011
Net sales	100%	100%	100%

Costs and expenses:
Cost of sales	53.8%	53.6%	57.3%
Advertising, promotion and catalog	6.0%	5.5%	5.3%
Selling, general and administrative	28.8%	27.8%	27.5%
Facility restructuring charge	1.0%	0.0%	0.0%
Merger expenses	0.0%	0.0%	1.6%

	89.6%	86.9%	91.7%

Income from operations	10.4%	13.1%	8.3%

Other income (expense):
Interest	-6.0%	-5.3%	-6.8%
Miscellaneous, net	0.1%	0.0%	0.1%

	-6.0%	-5.3%	-6.8%

Income before provision for income taxes	4.4%	7.8%	1.5%
Provision for income taxes	1.3%	2.2%	0.4%

Loss from discontinued operations	0.0%	-0.8%	-0.1%
Net Income	3.1%	4.9%	1.0%

Fiscal Year Ended September 30, 2013 Compared to Fiscal Year Ended September 30, 2012

  Net Sales

        Net sales by segment for the fiscal year ended September 30, 2013 ("fiscal 2013") as compared to the fiscal year ended September 30, 2012 ("fiscal 2012") were as follows:

	Net Sales by Segment Fiscal year ended September 30,
	2013		2012
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$1,938,921	61.3%	$1,826,780	60.9%	$112,141	6.1%
European Retail	743,861	23.5%	699,675	23.3%	44,186	6.3%
Direct Response/E-Commerce	246,731	7.8%	239,409	8.0%	7,322	3.1%
North American Retail	233,528	7.4%	233,869	7.8%	(341)	-0.1%

Net sales	$3,163,041	100.0%	$2,999,733	100.0%	$163,308	5.4%

Wholesale

        Net sales for the Wholesale segment were $1,938,921 for fiscal 2013 as compared to $1,826,780 for fiscal 2012. The increase of $112,141 or 6.1% was primarily attributable to the following:

  •
  $120,468 from increased sales of domestic branded products, primarily driven by continued growth in key brands such as Nature's Bounty® , Osteo Bi-Flex® and sports nutrition brands (such as Balance Bar® and Body Fortress®),

  •
  ($64,211) from decreased sales of domestic private label products, primarily driven by decreased SKUs to existing customers and pricing pressure, and

  •
  $55,884 from increased sales of branded and private label sales to international customers.

        We continue to adjust shelf space allocation between the Wholesale brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen Wholesale's position in the mass market. Wholesale continues to leverage valuable consumer sales information obtained from our retail stores and Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $326,963, or 14.2% of sales for fiscal 2013 as compared to $295,325, or 13.7% of sales for fiscal 2012.

        Product returns represented $31,087, or 1.4% of sales for fiscal 2013 as compared to $28,333 or 1.3% of sales for fiscal 2012. The product returns for fiscal 2013 and fiscal 2012 were mainly attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale's sales in future years.

        One customer, Wal-Mart, represented 21% and 23% of the Wholesale segment's net sales for fiscal 2013 and 2012, respectively. It also represented 13% and 14% of consolidated net sales for fiscal 2013 and 2012, respectively. The loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $44,186, or 6.3%, to $743,861 in fiscal 2013 from $699,675 for fiscal 2012. For fiscal 2013 same store sales in U.S. dollars increased 2.4%, or $16,419, as compared to fiscal 2012 (same store sales include internet sales for such segment). In local currency, same store sales increased 3.1% as compared to fiscal 2012.

        The following is a summary of European Retail store activity for fiscal 2013 and fiscal 2012:

European Retail stores:	Fiscal 2013	Fiscal 2012
Company-owned stores
Open at beginning of the period	856	823
Opened during the period	36	39
Acquired during the period	13	—
Closed during the period	(4)	(6)

Open at end of the period	901	856

Franchised stores
Open at beginning of the period	40	28
Opened during the period	45	13
Closed during the period	(6)	(1)

Open at end of the period	79	40

Total company-owned and franchised stores
Open at beginning of the period	896	851
Opened during the period	81	52
Acquired during the period	13	—
Closed during the period	(10)	(7)

Open at end of the period	980	896

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $7,324, or 3.1%, to $246,733 in fiscal 2013 from $239,409 in fiscal 2012. The total number of orders increased approximately 8% and the average order size declined 7% in fiscal 2013 as compared to fiscal 2012. Online net sales comprised 65.8% of this segment's net sales for fiscal 2013 as compared to 61.3% for fiscal 2012.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter.

  North American Retail

        Net sales for this segment remained relatively consistent as compared to fiscal 2012. Same store sales increased 1.3%, (same store sales include internet sales for such segment).

        The following is a summary of North American Retail store activity for fiscal 2013 and fiscal 2012:

North American Retail stores:	Fiscal 2013	Fiscal 2012
Total North American Retail
Open at beginning of the period	426	443
Opened during the period	4	—
Closed during the period	(9)	(17)

Open at end of the period	421	426

  Cost of Sales

        Cost of sales for fiscal 2013 as compared to fiscal 2012 was as follows:

	Fiscal year ended September 30,
	2013	2012	$ Change	% Change
Cost of Sales	$1,700,909	$1,608,436	$92,473	5.7%
Percentage of net sales	53.8%	53.6%

        The increase in cost of sales relates primarily to increased sales in our Wholesale and European Retail segments. Cost of sales as a percentage of net sales increased by 0.2 percentage points as compared to the prior comparable period. This was the result of (i) costs at our facilities which were not absorbed by certain private label and contract manufacturing products due to lower demand (which we expect to be addressed with the supply chain restructuring discussed above at "Plan of Restructuring"), and (ii) a one-time increase of $2,417 in cost of sales related to a fair value adjustment on inventory acquired from Balance Bar, partially offset by (i) increased sales of our branded products which have higher margins and (ii) localized sourcing which has increased margins in our European retail segment. Cost of sales as a percentage of net sales has fluctuated in the last few years, in part due to competitive pressures in the private label business, product mix and fluctuations in the costs of certain raw materials. To address these matters, we continuously seek to implement improvements in our supply chain, and are also increasing our focus on branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for fiscal 2013 as compared to fiscal 2012 were as follows:

	Fiscal year ended September 30,
	2013	2012	$ Change	% Change
Advertising, promotion and catalog	$189,485	$164,298	$25,187	15.3%
Percentage of net sales	6.0%	5.5%

        As a percentage of sales, advertising promotion and catalog expenses have increased by 0.5 percentage points. The increase is primarily due to media and website advertising in our Wholesale segment, as we continue to increase our focus on branded products.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for fiscal 2013 as compared to fiscal 2012 were as follows:

	Fiscal year ended September 30,
	2013	2012	$ Change	% Change
Selling, general and administrative	$910,531	$832,629	$77,902	9.4%
Percentage of net sales	28.8%	27.8%

        As a percentage of sales, SG&A remained relatively consistent in fiscal 2013 as compared to fiscal 2012. SG&A costs increased by $77,902 compared to fiscal 2012 due to increases of: $23,615 in professional and legal fees primarily relating to the settlement of the glucosamine product litigation and consultants for supply chain enhancements; payroll and payroll related cost increases of approximately $10,275 relating primarily to severance costs associated with the facility restructuring; $9,962 of temporary help and outside services primarily related to the increased use of temporary personnel in our distribution centers as well as at some of our international retail locations; freight cost increases of approximately $6,279 primarily due to increased sales and higher fuel costs; building cost increases of $5,469 due to new or acquired stores in our European Retail segment; amortization and depreciation increased $3,658 as a result of amortizing intangible assets acquired with Balance Bar during fiscal 2013 as well as assets put into service in relation to our new ERP system; other costs increased $11,256 as a result of various items such as additional market and brand research costs, product donations and certain new facility start-up costs.

  Income from Operations

        Income from operations for fiscal 2013 as compared to fiscal 2012 was as follows:

	Fiscal year ended September 30,
	2013	2012	$ Change	% Change
Wholesale	$231,812	$241,504	$(9,692)	-4.0%
European Retail	170,479	157,540	12,939	8.2%
Direct Response/E-Commerce	39,104	46,179	(7,075)	-15.3%
North American Retail	24,538	26,758	(2,220)	-8.3%
Corporate	(136,512)	(77,611)	(58,901)	75.9%

Total	$329,421	$394,370	$(64,949)	-16.5%

Percentage of net sales	10.4%	13.1%

        The decrease in the Wholesale segment is primarily due to increased advertising and professional fees. The increase in the European Retail segment is related to the increase in sales partially offset by higher SG&A costs (primarily salaries and store occupancy costs due to new or acquired stores during fiscal 2013). The decrease in the Direct Response/E-Commerce segment is primarily due to lower gross margins due to increased promotional activity and higher SG&A costs. The decrease in the North American Retail segment is a result of lower margins when compared to the prior comparable period due to increased promotional activity. The increase in the loss at Corporate primarily relates to the facility restructuring costs of $32,695 as well as the accrual of the glucosamine litigation settlement described above.

  Interest Expense

        Interest expense increased by $32,696 to $191,280 primarily due to additional interest expense of $44,180 relating to the $550,000 Holdco Notes that were issued in fiscal 2013 as well as the write-off of deferred financing costs of $4,232 and $1,151 of the call premium associated with the refinancing of Term Loan B-1 in fiscal 2013 and additional interest on our revolving credit facility as we drew down $80,000 in November 2012 to fund the acquisition of Balance Bar. These increases were partially offset by the refinancing in the second quarter of fiscal 2013 as well as the write-off of deferred financing costs of $9,289 associated the the prepayment of $225,000 of our Term loan B-1 in fiscal 2012. The revolving credit facility has been repaid in its entirety as of September 30, 2013. See "Liquidity and Capital Resources" for a description of the senior secured credit facilities, and the Notes and the Holdco Notes.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2013	2012	$ Change
Foreign exchange gains (losses)	$(2,196)	$(53)	$(2,143)
Investment income	1,245	1,160	85
Ineffectiveness on cross currency swap	1,611	(3,358)	4,969
Other	1,033	1,248	(215)

Total	$1,693	$(1,003)	$2,696

  Provision for Income Taxes

        Our provision for income taxes was impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2029. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate has increased for fiscal 2013 to 28.9% compared to 27.8% in the prior fiscal year, primarily due to the tax benefit for the sale of Le Naturiste in fiscal 2012, which did not reoccur in fiscal 2013.

Fiscal Year Ended September 30, 2012 Compared to Fiscal Year Ended September 30, 2011

  Net Sales

        Net sales by segment for fiscal 2012 as compared to the fiscal year ended September 30, 2011 ("fiscal 2011") were as follows:

	Net Sales by Segment Fiscal year ended September 30,
			2011
	2012
				% of total
Segment	Net Sales	% of total	Net Sales		$ change	% change
Wholesale	$1,826,780	60.9%	$1,764,755	58.8%	$62,025	3.5%
European Retail	699,675	23.3%	653,630	21.8%	46,045	7.0%
Direct Response/E-Commerce	239,409	8.0%	229,774	7.7%	9,635	4.2%
North American Retail	233,869	7.8%	216,268	7.2%	17,601	8.1%

Net sales	$2,999,733	100.0%	$2,864,427	95.5%	$135,306	4.7%

  Wholesale

        Net sales for the Wholesale segment were $1,826,780 for fiscal 2012 as compared to $1,764,755 for fiscal 2011. The increase of $62,025 or 3.5% was primarily attributable to the following:

  •
  $97,185 from domestic branded products, primarily driven by continued growth in key brands such as Nature's Bounty® and the sports nutrition brands (such as Pure Protein® and Body Fortress®),

  •
  ($61,660) from domestic private label products, primarily driven by decreased SKUs to existing customers and pricing pressure, and

  •
  $26,500 from sales to international customers.

        We continue to adjust shelf space allocation between the Wholesale brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen Wholesale's position in the mass market. Wholesale continues to leverage valuable consumer sales information obtained from our retail stores and Direct Response/E-Commerce operations to provide our mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $295,325, or 13.7% of sales for fiscal 2012 as compared to $290,663, or 14.0% of sales for fiscal 2011.

        Product returns were $28,333, or 1.3% of sales for fiscal 2012 as compared to $27,562 or 1.3% of sales for fiscal 2011. The product returns for fiscal 2012 and fiscal 2011 were mainly attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of Wholesale sales in future years.

        One customer, Wal-Mart, represented 23% and 25% of the Wholesale segment's net sales for fiscal 2012 and 2011, respectively. It also represented 14% and 15% of consolidated net sales for fiscal 2012 and 2011, respectively. The loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased $46,045, or 7.0%, to $699,675 in fiscal 2012 from $653,630 for fiscal 2011. For fiscal 2012 same store sales in U.S. dollars increased 1.6%, as compared to fiscal 2011. In local currency, same store sales increased 3.5% as compared to fiscal 2011. During fiscal 2012 and

2011, nine and twenty-six Julian Graves stores, respectively, were converted to either Holland & Barrett or GNC (UK) stores.

        The following is a summary of European Retail store activity for the fiscal years ended September 30, 2012 and 2011:

European Retail stores:	Fiscal 2012	Fiscal 2011
Company-owned stores
Open at beginning of the period	823	765
Opened during the period*	39	58
Acquired during the period	—	3
Closed during the period	(6)	(3)

Open at end of the period	856	823

Franchised stores
Open at beginning of the period	28	22
Opened during the period	13	10
Closed during the period	(1)	(4)

Open at end of the period	40	28

Total company-owned and franchised stores
Open at beginning of the period	851	787
Opened during the period*	52	68
Acquired during the period	—	3
Closed during the period	(7)	(7)

Open at end of the period	896	851

*
includes stores that were converted from Julian Graves to either Holland & Barrett, GNC (UK) or Nature's Way stores.

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased $9,635, or 4.2%, to $239,409 in fiscal 2012 from $229,774 in fiscal 2011. The total number of orders increased approximately 10% and the average order size remained consistent for fiscal 2012 as compared to fiscal 2011. On-line net sales comprised 61.3% of this segment's net sales for fiscal 2012 as compared to 53.6% for fiscal 2011.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter.

  North American Retail

        Net sales for this segment increased $17,601, or 8.1%, to $233,869 for fiscal 2012. Same store sales increased 8.9%. The segment continues to benefit from updated in-store signage, SKU rationalization and a shift in the promotional strategy to an everyday low price rather than special savings days, which was the strategy in prior years.

        The following is a summary of North American Retail store activity for the fiscal year 2012 and 2011:

North American Retail stores:	Fiscal 2012	Fiscal 2011
Total North American Retail
Open at beginning of the period	443	457
Opened during the period	—	2
Closed during the period	(17)	(16)

Open at end of the period	426	443

  Cost of Sales

        Cost of sales for fiscal 2012 as compared to fiscal 2011 was as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change	% Change
Cost of Sales	$1,608,436	$1,641,887	$(33,451)	-2.0%
Percentage of net sales	53.6%	57.3%

        The decrease in cost of sales relates primarily to an adjustment of $122,104 to acquired inventory to its fair value as required under acquisition accounting in connection with the Acquisition, resulting in a one-time increase in cost of sales as the acquired inventory was sold during the first quarter of fiscal 2011. Excluding this adjustment, cost of sales as a percentage of net sales increased by 0.5 percentage points as compared to the prior comparable period. Cost of sales as a percentage of net sales has fluctuated, in part due to competitive pressures in the private label business, product mix and fluctuations in the costs of certain raw materials. To address these matters, we continuously seek to implement improvements in our supply chain, and are also increasing our focus on branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses for fiscal 2012 as compared to fiscal 2011 were as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change	% Change
Advertising, promotion and catalog	$164,298	$152,021	$12,277	8.1%
Percentage of net sales	5.5%	5.3%

        As a percentage of sales, advertising promotion and catalog expense remained relatively consistent. The increase in advertising, promotion and catalog expense is primarily due to media and website advertising.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") for fiscal 2012 as compared to fiscal 2011 were as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change	% Change
Selling, general and administrative	$832,629	$788,719	$43,910	5.6%
Percentage of net sales	27.8%	27.5%

        As a percentage of sales, SG&A remained relatively consistent. SG&A costs increased by $43,910 compared to fiscal 2011 primarily due to: payroll and payroll related costs increases of approximately $17,085, freight costs increases of approximately $5,711 primarily due to higher fuel costs and increased sales, and professional fees increased by $12,538. Other costs increased $6,515.

  Merger Expenses

        There were no Merger related costs for fiscal 2012. In connection with the Acquisition described above, we incurred charges of $44,479 in fiscal 2011. For fiscal 2011, these charges consisted of $15,660 in financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle and $14,495 of other Merger related costs.

  Income from Operations

        Income from operations for fiscal 2012 as compared to fiscal 2011 was as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change	% Change
Wholesale	$241,504	$283,775	$(42,271)	-14.9%
European Retail	157,540	125,233	32,307	25.8%
Direct Response/E-Commerce	46,179	51,060	(4,881)	-9.6%
North American Retail	26,758	16,694	10,064	60.3%
Corporate	(77,611)	(239,441)	161,830	-67.6%

Total	$394,370	$237,321	$157,049	66.2%

Percentage of net sales	13.1%	8.3%

        The decrease in the loss of Corporate relates to the Merger expenses of $44,479 described above as well as $122,104 to record acquired inventory to its fair value as required under acquisition accounting in connection with the Acquisition during fiscal 2011. The decrease in the Wholesale segment's income from operations is primarily due to lower margins on the private label business and increased advertising and professional fees. The increase in the European Retail segment's income from operations was related to the increase in sales partially offset by higher SG&A costs (primarily store occupancy costs). The decrease in the Direct Response/E-Commerce segment's income from operations was primarily due to higher freight costs, partially offset by higher sales and gross profits. The increase in the North American Retail segment's income from operations was a result of higher sales when compared to the prior comparable period.

  Interest Expense

        Interest expense decreased by $36,982 to $158,584 primarily due to lower balances outstanding resulting from the prepayment of $225,000 of our term loan B-1 on December 30, 2011, as well as the refinancing that took place in March 2011.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2012	2011	$ Change
Foreign exchange gains (losses)	$(53)	$124	$(177)
Investment income	1,160	665	495
Ineffectiveness on cross currency swap	(3,358)	—	(3,358)
Other	1,248	1,144	104

Total	$(1,003)	$1,933	$(2,936)

        Miscellaneous, net decreased primarily due to ineffectiveness recorded in conjunction with our cross currency swap.

  Provision for Income Taxes

        Our provision for income taxes was impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2013 and 2016. Therefore, our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2012 was 27.8%, compared to 25.2% in the prior fiscal year. The fiscal 2012 effective tax rate is higher than the fiscal 2011 effective tax primarily due to the domestic loss for fiscal 2011 due to $122,104 inventory costs associated with the Acquisition as well as $44,479 of Merger costs associated with the Merger, for which Federal and State tax benefits have been recognized as compared with domestic income for fiscal 2012 for which Federal and State taxes had been provided for as well as a $7,792 benefit for the sale of Le Naturiste.

Liquidity and Capital Resources

        Holdings is the parent company of NBTY and its primary source of liquidity and capital resources are dividends from NBTY, and Holdings expects that ongoing requirements for debt service will be funded from this source. NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under NBTY's revolving credit facility. NBTY expects that ongoing requirements for debt service and capital expenditures will be funded from these sources of funds.

        On October 1, 2010, NBTY entered into senior secured credit facilities totaling $2,000,000, consisting of $1,750,000 term loan facilities and a $250,000 revolving credit facility. In addition, NBTY issued $650,000 aggregate principal amount of the Notes with an interest rate of 9% and a maturity date of October 1, 2018.

        On March 1, 2011, NBTY, Holdings, Barclays Bank PLC, as administrative agent and several other lenders entered into the First Refinancing pursuant to which NBTY repriced its loans and amended certain other terms under NBTY's existing credit agreement. Under the terms of the First Refinancing, the original $250,000 term loan A and $1,500,000 term loan B were replaced with a new $1,750,000 term loan B-1 and the $250,000 revolving credit facility was modified to $200,000. Substantially all other terms are consistent with the original term loan B, including the amortization schedule of term loan B-1 and maturity dates.

        On December 30, 2011, NBTY prepaid $225,000 of principal on its term loan B-1. As a result of this prepayment, $9,289 of deferred financing costs were written off. In accordance with the prepayment provisions of the credit agreement governing the senior secured credit facilities, no scheduled payments of principal will be required until October 2017.

        On March 21, 2013, NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Second Refinancing pursuant to which NBTY repriced its term loan B-1 under its credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs as well as $1,151 of the call premium on term loan B-1 were expensed and costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method.

        NBTY must make prepayments on the term loan B-2 facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior secured credit facilities unless specifically incurred to refinance a portion of our senior secured credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. NBTY is also required to make prepayments under its revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        In addition, the credit agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). All other financial covenants required by the senior secured credit facilities were removed as part of the First Refinancing. As of September 30, 2013, NBTY was in compliance with all covenants under the credit agreement.

        On November 26, 2012, NBTY acquired all of the outstanding shares of Balance Bar Company, a company that manufactures and markets nutritional bars, for a purchase price of approximately $78,000 of cash. NBTY drew $80,000 from the revolving portion of its senior secured credit facilities to finance this acquisition. As of September 30, 2013, NBTY repaid all of this borrowing.

        On October 17, 2012, Holdings, issued $550,000 senior unsecured notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes accrues at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. Holdings is a holding company with no operations of its own and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing its Notes and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral and the Holdco Notes are not reflected on NBTY's balance sheet. The proceeds from the offering of the Holdco Notes, along with the $200,000 from NBTY described below, were used to pay transactions fees and expenses and a dividend of approximately $721,682 to Holdings' shareholders.

        On October 11, 2012, NBTY amended its credit agreement to allow Holdings, to issue and sell Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under NBTY's credit agreement. Approximately $6,000 of expenses related to the amendment was capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a cash dividend of approximately $193,956 in October 2012.

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

        The interest on the Holdco Notes was paid in cash on May 1, 2013 and November 1, 2013 and was funded by a dividend of $22,970 and $21,313, respectively, from NBTY.

        As part of the offering of the Holdco Notes, Holdings entered into a registration rights agreement which required Holdings to file a registration statement to offer to exchange the outstanding Holdco Notes for a like principal amount of exchange notes in a registered offering within 270 days after October 17, 2012. Holdings filed a Registration Statement on Form S-4 to register the Holdco Notes, which was declared effective by the SEC on May 16, 2013. On June 21,2013, $549,925 in aggregate principal amount of the Holdco Notes were exchanged for substantially identical notes that were registered under the Securities Act of 1933, as amended, and therefore are freely tradable.

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

        Our ability to make payments on and to refinance our indebtedness, including the Notes and Holdco Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with dividends from NBTY generated by NBTY's cash from operations and, if required, borrowings under the revolving portion of NBTY's senior secured credit facilities, which as of September 30, 2013 provides borrowing capacity of $200,000, will be sufficient for our cash requirements for the next twelve months.

        We or our affiliates, at any time and from time to time, may purchase Notes, Holdco Notes or other indebtedness. Any such purchases may be made through open market or privately negotiated transactions with third parties or pursuant to one or more tender or exchange offers or otherwise, upon such terms and at such prices, as well as with such consideration, as we, or any of our affiliates, may determine.

        The following table sets forth, as of the dates indicated, cash balances and working capital:

	Fiscal year ended September 30,
	2013	2012	2011
Cash and cash equivalents	$198,589	$315,136	$393,335
Working capital (including cash and cash equivalents)	$731,935	$882,495	$899,698

        The following table sets forth, for the period indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Fiscal year ended September 30,
	2013	2012	2011
Cash flow provided by operating activities	$288,715	$234,050	$284,637
Cash flow used in investing activities	$(204,145)	$(85,799)	$(4,032,043)
Cash flow provided by (used in) financing activities	$(202,027)	$(229,360)	$3,798,238
Total inventory turnover	2.37	2.28	2.33
Finished goods inventory turnover (excluding bulk)	4.42	4.34	4.28
Days sales outstanding in accounts receivable	34	32	30

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, financing and investing requirements. Cash and cash equivalents held by our foreign subsidiaries are generally subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2013, 2012 and 2011 we permanently reinvested approximately $27,000, $25,000 and $0, respectively of our foreign earnings outside of the U.S.

        The decrease in working capital of $150,560 and cash and cash equivalents of $116,547 at September 30, 2013 as compared to September 30, 2012 was primarily due to the dividend payments of $721,682 and the issuance of the Holdco Notes, discussed above. Cash provided by operating activities of $288,715 during fiscal 2013 was mainly attributable to net income of $99,448 and changes in operating assets and liabilities. During fiscal 2013, cash flows used in investing activities consisted primarily of cash paid for acquisitions relating to Balance Bar and purchases of property, plant and equipment. During fiscal 2013, cash flows from financing activities primarily related to the offering of the Holdco Notes and the dividend discussed above.

        Working capital of $882,495 as of September 30, 2012 remained relatively consistent with fiscal 2011 as income from operations was offset by a substantial prepayment on our term loan B-1 which was a long term obligation. Cash provided by operating activities of $234,050 during fiscal 2012 was mainly attributable to net income of $146,471. During fiscal 2012, cash flows used in investing activities consisted primarily of cash paid purchases of property, plant and equipment. During fiscal 2012, cash flows used financing activities relate to principal payments under long-term debt agreements.

        Cash provided by operating activities of $284,637 during fiscal 2011 was mainly attributable to net income of $29,919, non-cash amortization of the incremental inventory fair value associated with the Merger of $122,104, depreciation and amortization of $118,411 and other changes in operating assets and liabilities. During fiscal 2011, cash flows used in investing activities consisted primarily of cash paid for acquisitions relating to the Merger and purchases of property, plant and equipment. During fiscal 2011, cash flows from financing activities primarily relating to borrowings and capital contributions related to the Merger and Transactions offset by payments for financing fees and principal payments under long-term debt agreements and capital lease obligations.

        We expect our fiscal 2014 capital expenditures to be less than fiscal 2013, primarily due to the expansion of certain manufacturing facilities in fiscal 2013.

Consolidated EBITDA

        EBITDA consists of earnings before interest expense, taxes, depreciation and amortization. Consolidated EBITDA, as defined in NBTY's senior secured credit facilities, as amended, eliminates the impact of a number of items we do not consider indicative of our ongoing operating performance. You are encouraged to evaluate each adjustment and the reasons we consider it appropriate for supplemental analysis. Consolidated EBITDA is a component of certain covenants under NBTY's senior secured credit facilities. We present Consolidated EBITDA because NBTY's senior secured credit facilities provide for certain total senior secured leverage ratio thresholds calculated on a period of four consecutive fiscal quarters, with respect to Consolidated EBITDA and the senior secured debt which can be reduced by unrestricted cash-on-hand up to a maximum of $150 million during any fiscal quarter end that revolving loans or letters of credit (to the extent not cash collateralized) are outstanding or at the time of incurrence of revolving loans. The maximum senior secured leverage ratio thresholds, to the extent then applicable, are as follows: 4.25 to 1.00 in fiscal 2013; 4.00 to 1.00 in fiscal 2014; 3.75 to 1.00 in fiscal 2015; 3.50 to 1.00 in fiscal 2016 and 3.25 to 1.00 in fiscal 2017. Furthermore, we consider both EBITDA and Consolidated EBITDA because we consider these items to be important supplemental measures of our performance and believe these measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industries with similar capital structures. We believe issuers of debt securities also present EBITDA and Consolidated EBITDA because investors, analysts and rating agencies consider it useful in measuring the ability of those issuers to meet debt service obligations. We believe that these items are appropriate supplemental measures of debt service capacity, because cash expenditures for interest are, by definition, available to pay interest, and tax expense is inversely correlated to interest expense because tax expense goes down as deductible interest expense goes up; and depreciation and amortization are non-cash charges.

        The computation of NBTY's senior secured leverage ratio, to the extent then applicable, is as follows:

		Fiscal 2013	Fiscal 2012	Fiscal 2011
Senior secured debt		1,507,500	1,507,500	1,736,875
Less up to $150,000 unrestricted cash balance		(150,000)	(150,000)	(150,000)

	(a)	1,357,500	1,357,500	1,586,875

Consolidated EBITDA (four consecutive quarters)	(b)	$536,183	560,925	556,101

Senior Secured Leverage Ratio	(a /b)	2.53x	2.42x	2.85x
Maximum Allowed (per the senior secured credit facilities to the extent then applicable)		4.25x	4.50x	4.75x

        EBITDA and Consolidated EBITDA have limitations as analytical tools, and you should not consider these items in isolation, or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

  •
  EBITDA and Consolidated EBITDA:

  •
  exclude certain tax payments that may represent a reduction in cash available to us;

  •
  do not reflect our cash expenditures, or future requirements, for capital expenditures or contractual commitments;

  •
  do not reflect changes in, or cash requirements for, our working capital needs; and

  •
  do not reflect the significant interest expense, or the cash requirements necessary to service interest or principal payments on our debt, including the notes;

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

        Because of these limitations, EBITDA and Consolidated EBITDA should not be considered as measures of discretionary cash available to us to invest in the growth of our business. As a result, we rely primarily on our U.S. GAAP results and use EBITDA and Consolidated EBITDA only supplementally.

        In addition, in calculating Consolidated EBITDA, we make certain adjustments that are based on assumptions and estimates that may prove to have been inaccurate.

        In addition, in evaluating Consolidated EBITDA, you should be aware that in the future we may incur expenses similar to those eliminated in this presentation. Our presentation of Consolidated EBITDA should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items.

        The following table reconciles Holdings' net income to EBITDA and Consolidated EBITDA (as defined in NBTY's senior secured credit facilities) for fiscal 2013, 2012 and 2011:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net income	$99,448	$146,471	$29,919
Interest expense	191,280	158,584	195,537
Income tax provision	40,386	56,199	9,990
Depreciation and amortization	110,636	104,375	103,335

EBITDA	441,750	465,629	338,781
Merger related costs(a)	—	—	44,479
Inventory fair value adjustment(b)	2,417	—	122,104
Severance costs(c)	22,235	3,206	5,055
Stock-based compensation(d)	1,982	2,680	1,788
Management fee(e)	3,000	3,000	3,000
Impairments and disposals(f)	2,195	32,565	2,673
Consulting Fees(g)	26,826	15,570	4,933
Proforma cost savings(h)	61,300	56,054	24,320
Other items(i)	41,189	12,419	8,968
Limitation on certain EBITDA adjustments(j)	(67,089)	(30,198)	—

Consolidated EBITDA(1)	$535,805	$560,925	$556,101

(1)
Consolidated EBITDA has been calculated in a manner consistent with NBTY's senior secured credit facilities.

(a)
Reflects the exclusion of costs incurred in connection with the Merger, including $15,660 of financing costs associated with an unused bridge loan, $14,324 representing the portion of the one-time sponsor transaction fee and $14,495 relating to other Merger related costs.

(b)
Reflects the exclusion of the sell-through of the increased fair value of opening inventory at time of acquisition required under acquisition accounting.

(c)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company. Included in fiscal 2013 are severance costs of $16,752 relating to the facility restructuring.

(d)
Reflects the exclusion of non-cash expenses related to stock options.

(e)
Reflects the exclusion of the Carlyle management fee.

(f)
Reflects the impairment of certain assets, including Julian Graves Limited impairment of $20,106 and the deconsolidation loss of $7,403 in fiscal 2012.

(g)
Reflects the exclusion of consulting fees, as permitted in NBTY's senior secured credit facilities, for items such as business optimization consulting.

(h)
Reflects four consecutive quarters of prospective savings in accordance with the senior secured credit facilities; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

(i)
Reflects the exclusion of various items, as permitted in NBTY's senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, legal settlements, ineffectiveness on certain derivative instruments, gains and losses on dispositions and integration costs associated with acquisitions, including a charge of $12,000 relating to the accrual of a probable legal settlement in fiscal 2013.

(j)
In accordance with the definition of Consolidated EBITDA under NBTY's senior secured credit facilities, this represents the limitation of certain Consolidated EBITDA adjustments such as pro forma cost savings, restructuring charges, business optimization expenses and integration costs associated with acquisitions that exceed 10% of Consolidated EBITDA for the applicable period, without giving effect to these adjustments.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements. For additional information relating to certain contractual cash obligations see below.

Contractual Obligations

        A summary of contractual cash obligations as of September 30, 2013 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest	$2,708,781	$376	$179	$2,057,731	$650,495
Interest	686,024	160,162	309,922	215,940	—
Operating leases	683,214	115,937	190,644	144,546	232,087
Management fee	15,000	3,000	6,000	6,000	—
Capital commitments	5,402	5,402	—	—	—
Employment and consulting agreements	4,129	1,700	2,429	—	—

Total contractual cash obligations	$4,102,550	$286,577	$509,174	$2,424,217	$882,582

        Future interest expense included in the above table on our variable rate debt is calculated based on the current rate in effect after the Second Refinancing. Variable interest on our senior secured credit facilities, included in the above table, is calculated assuming the current interest rate following the Second Refinancing of 3.5% (which assumes a 2.5% spread over the LIBOR floor of 1.00%) remains in effect for all future periods. To the extent future LIBOR rates are greater than 1.00%, actual future interest expense will be greater than noted in the above table. Interest on the Holdco Notes is calculated at the cash rate of 7.75% and we assume interest will be paid in cash for all periods presented in the above table.

        We conduct retail operations under operating leases, which generally have lease terms between 5 and 15 years, with the longest lease term expiring in 2034. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At September 30, 2013, we had $683,214 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year are noted in the above table.

        A management fee of $3,000 per year is paid to Carlyle. For the purposes of the above table, a term of five years was assumed. See Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Consulting Agreement—Carlyle.

        We had $5,402 in open capital commitments at September 30, 2013, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

        At September 30, 2013, we had a liability of $13,635 for unrecognized tax benefits, the recognition of which would have an effect of $10,263 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Seasonality

        Although we believe that our business is not seasonal in nature, historically we have experienced, and expect to continue to experience, a substantial variation in our net sales and operating results from quarter to quarter. The factors that influence this variability of quarterly results include general economic and industry conditions affecting consumer spending, changing consumer demands and current news on nutritional supplements, the timing of our introduction of new products, promotional program incentives offered to customers, the timing of catalog promotions, the level of consumer acceptance of new products and actions of competitors. Accordingly, a comparison of our results of operations from consecutive periods is not necessarily meaningful, and our results of operations for any period are not necessarily indicative of future performance. Additionally, we may experience higher net sales in a quarter depending upon when we have engaged in significant promotional activities.

Foreign Currency

        Approximately 32%, 31% and 32% of our net sales for fiscal 2013, 2012 and 2011, respectively, were denominated in currencies other than U.S. dollars, principally British pound and to a lesser extent euros, Canadian dollars and Chinese renminbi. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Our foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2013 and 2012:

	2013	2012
Total assets	26%	25%
Total liabilities	3%	5%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income."

        During fiscal 2013, 2012 and 2011, translation gains (losses) of ($682), $23,107 and ($20,196), respectively, were included in determining other comprehensive income. Accordingly, cumulative translation gains (losses) of approximately $2,229 and $2,911 were included as part of accumulated other comprehensive income (loss) within the consolidated balance sheet at September 30, 2013 and 2012, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. These currencies include the British pound, the euro, the

Canadian dollar and the Chinese renminbi. Any future translation gains or losses could be significantly different than those noted in each of these years.

Inflation

        Inflation affects the cost of raw materials, goods and services we use. High energy costs and fluctuations in commodity prices can affect the cost of all raw materials and components. The competitive environment somewhat limits our ability to recover higher costs resulting from inflation by raising prices. However, we anticipate passing these costs to our customers, to the extent possible. We seek to mitigate the adverse effects of inflation primarily through improved productivity and strategic buying initiatives.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        We are subject to currency fluctuations, primarily with respect to the British pound, the euro, the Canadian dollar and the Chinese renminbi, and interest rate risks that arise from normal business operations. We regularly assess these risks.

        We have subsidiaries whose operations are denominated in foreign currencies (primarily the British pound, the euro, the Canadian dollar and the Chinese renminbi). We consolidate the earnings of our foreign subsidiaries by translating them into U.S. dollars at the average exchange rates in each applicable period. To the extent the U.S. dollar weakens against foreign currencies, the remeasurement of these foreign currency denominated transactions results in increased net sales, operating expenses and net income. Similarly, our net sales, operating expenses and net income will decrease when the U.S. dollar strengthens against foreign currencies.

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, on December 16, 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is 194,200 British pounds (approximately $300,000 U.S. dollars), with a forward rate of 1.56, and a termination date of September 30, 2017.

        Net sales denominated in foreign currencies were approximately $1,009,816 , or 32% of total net sales, for fiscal 2013. A majority of our foreign currency exposure is denominated in British pounds, Canadian dollars and the Chinese renminbi. For fiscal 2013, as compared to the prior comparable period, the British pound and the Canadian dollar decreased 1% as compared to the U.S. dollar, while the renminbi increased 2%. The combined effect of the changes in these currency rates resulted in a decrease of $6,212 in net sales and decrease of $1,537 in operating income.

        We are exposed to changes in interest rates on our senior secured credit facilities. During December 2010, we entered into three interest rate swap contracts that we subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract had an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, and decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments.

        Assuming NBTY's senior secured credit facilities are fully drawn, each one eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $1,379 per year.

Item 8.    Financial Statements and Supplemental Data

        See the "Index to Consolidated Financial Statements" included in this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Under the supervision and with the participation of our management, including our chief executive officer ("CEO") and chief financial officer ("CFO"), we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15(d)-15(e) of the Exchange Act as of the end of the period covered by this Report. Based on that evaluation, our CEO and CFO have concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act, during the three months ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our principal executive and principal financial officers, management assessed, as of September 30, 2013, the effectiveness of our internal control over financial reporting. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 1992 ("COSO"). Based on our assessment using those criteria, management concluded that our internal control over financial reporting, as of September 30, 2013, was effective.

        Internal control over financial reporting is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our Board, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP, and includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

  •
  provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with GAAP principles and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth the names and ages of members of our Board of Directors (the "Board" or "Directors") and executive officers and the positions they held with us as of November 25, 2013, each of whom serves an indefinite term until his or her successor has been appointed and qualified.

Name	Age	Position
Sandra Horbach	53	Chairman of the Board
Susan Arnold	59	Director
David Bernauer	69	Director
Marco De Benedetti	51	Director
Robert Essner	66	Director
Allan Holt	61	Director
Elliot Wagner	37	Director
Jeffrey Nagel	49	Director and CEO
Michael Collins	50	CFO
Harvey Kamil	69	Vice Chairman
Joseph Looney	56	Chief Accounting Officer, Vice President—Finance
Christopher Brennan	42	Senior Vice President—General Counsel, Chief Compliance Officer and Corporate Secretary
James Flaherty	56	Senior Vice President—Marketing and Advertising
Karla Packer	54	Senior Vice President—Human Resources
Glenn Schneider	44	President—Global Wholesale
Katia Facchetti	49	Chief Marketing Officer
Bernard O'Keefe	60	Chief Supply Chain Officer

Sandra Horbach

        Sandra Horbach has served as a member of our Board since October 2010 and Chairman of the Board since May 2011. She is a Managing Director of The Carlyle Group, where she focuses on U.S. buyout investment opportunities in the consumer and retail industries and serves as head of the Global Consumer and Retail team. She currently serves on the Board of Directors of Dunkin' Brands and CVC Brasil Operadora e Agencia de Viagens S.A. Ms. Horbach is a member of the Board of Trustees at Rockefeller University, is a Vice Chair of the Stanford Business School Advisory Council, and serves on the Board of Trustees of The Chapin School in New York. Before joining Carlyle, Ms. Horbach spent 18 years at Forstmann Little, a private investment firm. She also spent two years in the mergers and acquisition department of Morgan Stanley. Ms. Horbach received her Masters in Business Administration from the Stanford University Graduate School of Business and her Bachelor of Arts from Wellesley College. This experience, in particular her extensive experience in the retail and consumer industries, and her experience on other boards, led to the conclusion that Ms. Horbach should serve as a Director.

Susan Arnold

        Susan Arnold is an Operating Executive at The Carlyle Group. Prior to joining Carlyle, Ms. Arnold was an executive with Procter & Gamble for more than 29 years. Prior to retiring in 2009 as President of Procter & Gamble's Global Business Units, Ms. Arnold held various positions within the firm, including Vice Chair of Global Beauty and Health. She has been a director of McDonalds Corporation since 2008 and Director of The Walt Disney Company since 2007. This experience, including her prior executive and other leadership roles at a major consumer goods company, led to the conclusion that Ms. Arnold should serve as a Director.

David Bernauer

        David Bernauer has served as a member of our Board since February 2011. He is the retired Chairman and Chief Executive Officer of Walgreen Co. He previously served as Chairman of Walgreen from July 2006 until July 2007. From 2003 until July 2006, Mr. Bernauer served as Chairman and Chief Executive Officer of Walgreen. From 2002 to 2003, he served as President and Chief Executive Officer of Walgreen; from 1999 to 2002 as President and Chief Operating Officer of Walgreen; and he has served in various management positions, with increasing areas of responsibility at Walgreen since 1966. Currently, he also is a lead director of Lowe's Companies, Inc. Mr. Bernauer also served on the Board of Office Depot, Inc. from 2004 to April 2011.This experience, including his prior executive and other leadership roles at a major national retailer, led to the conclusion that Mr. Bernauer should serve as a Director.

Marco De Benedetti

        Marco De Benedetti has served as a member of our Board since October 2010. He is a Partner and Managing Director of The Carlyle Group and Co-Head of its Europe buyout team. He is based in Milan, Italy. Mr. De Benedetti serves on the Board of Directors of Cofide S.p.A (since 1994), Moncler (since 2008) and Commscope (since 2010), Twin-Set Simona Barbier (since 2012), Zodiac Marine & Pool (since 2013), as well as Save the Children Italia. Before joining Carlyle, Mr. De Benedetti was the Chief Executive Officer of Telecom Italia. Mr. De Benedetti was the Chief Executive Officer of Telecom Italia Mobile from 1999 until its merger with Telecom Italia. Previously, Mr. De Benedetti was the Chairman of Infostrada, the main alternative fixed-line carrier for voice services and internet access in Italy, and Chief Executive Officer of Olivetti Telemedia, the telecommunications and multimedia business of the Olivetti Group. Between 1987 and 1989, Mr. De Benedetti worked for Wasserstein, Perrella & Co. in New York. In 1990, he joined the Olivetti Group as Assistant to the Chief Executive Officer of Olivetti Systems and Networks, and he was later appointed as Group Director of Marketing and Services. In 1992, he was appointed General Manager of Olivetti Portugal. Mr. De Benedetti received his Bachelor's degree in history and economics from Wesleyan University and his Masters in Business Administration from the Wharton School at the University of Pennsylvania. This experience, in particular his extensive executive and business management experience, led to the conclusion that Mr. De Benedetti should serve as a Director.

Robert Essner

        Robert Essner has served as a member of our Board since February 2011. He is a Senior Advisor at The Carlyle Group focused on identifying and evaluating global investment opportunities in the healthcare sector. Mr. Essner was Chairman for Wyeth from 2003 until 2008 and Chief Executive Officer for Wyeth from 2001 until 2008. Mr. Essner worked for 32 years in the pharmaceutical industry and during that time served in many leadership roles, including Chairman of the Pharmaceutical Research and Manufacturers Association. Mr. Essner is currently a director of MassMutual Life Insurance Company, Pharmaceutical Product Development, LLC and Amicus Therapeutics, Inc. He currently serves as Chairman of the not-for-profit Children's Health Fund and as Trustee of Mote Marine Laboratories. Mr. Essner is Executive-in-Residence and Adjunct Professor at Columbia Business School, where he teaches courses in Healthcare Management. Mr. Essner received a Master's degree from the University of Chicago and a Bachelor's degree from Miami University. This experience, including his extensive background and experience in the pharmaceutical industry, led to the conclusion that Mr. Essner should serve as a Director.

Allan Holt

        Allan Holt has served as a member of our Board since October 2010. Mr. Holt, a Partner and Managing Director of The Carlyle Group, is currently a Co-head of its U.S. Buyout group. Mr. Holt is a graduate of Rutgers University and received his M.B.A. from the University of California, Berkeley. He serves on the boards of directors of Axalta Coating Systems, Booz Allen Hamilton Holding Corporation and SS&C Technologies, Inc., the boards of managers of HCR ManorCare, LLC and HCRMC Operations, LLC, as well as on the non-profit boards of directors of The Barker Foundation Endowment Fund, The Hillside Foundation, Inc., The National Children's Museum and The Smithsonian National Air and Space Museum. Mr. Holt also served on the boards of directors of Aviall, Inc. (from 2001 to 2006), Sequa Corporation (2007 until February 2011) and Vought Aircraft Industries, Inc. (from 2000 to June 2010). This experience, including his extensive experience in finance and his experience on other boards, led to the conclusion that Mr. Holt should serve as a Director.

Elliot Wagner

        Elliot Wagner has served as a member of our Board since October 2010. He is a Managing Director of The Carlyle Group, where he focuses on U.S. buyout opportunities in the consumer and retail sector. From 2000 to 2008, Mr. Wagner was a member of Carlyle's Global Aerospace, Defense, and Government/Business Services team. Before joining Carlyle in 2000, Mr. Wagner was with Lehman Brothers Inc., focusing on mergers, acquisitions and financings for aerospace, defense, consumer and technology companies. Mr. Wagner received his Bachelor of Science degree from Cornell University, where he currently serves on the Advisory Council of the Dyson School of Applied Economics and Management. Mr. Wagner was a member of the board of directors and audit committee of Sequa Corporation and Wesco Aircraft Hardware Corporation. This experience, in particular his experience with companies in the retail and consumer industries, led to the conclusion that Mr. Wagner should serve as a Director.

Jeffrey Nagel

        Jeffrey Nagel has served as a member of our Board and has been our CEO since December 6, 2010. Mr. Nagel came to our company from General Electric Company. During his GE career, Mr. Nagel served in a variety of leadership positions throughout the organization. In 2006, he was made a GE corporate officer and appointed as the Vice President and General Manager of GE Oil & Gas Global Services. Previously, he served as President & Chief Executive Officer of GE Inspection Technologies, General Manager of Business Development in GE Aircraft Engines and President of GE Home Electric Products. Mr. Nagel joined GE in 1997 as a Manager in Business Development at GE Lighting. Before joining GE, Mr. Nagel worked at Energy Biosystems Corporation, Cannon Associates, Reid & Hostage and Strategic Planning Associates (now Mercer Management). Mr. Nagel received his Bachelor of Science and Masters in Business Administration from Carnegie Mellon. This experience led to the conclusion that Mr. Nagel should serve as a Director, so that his perspective as our CEO would be reflected in the Board's discussions.

Michael Collins

        Michael Collins became our CFO on June 13, 2011. He came to NBTY from Sears Holdings Corporation, where he served as Chief Financial Officer since 2008. Before joining Sears, Mr. Collins served as Executive Vice President, Financial Planning & Analysis at NBC Universal from 2004 to 2008. Before joining NBC, Mr. Collins served in various roles at General Electric Company and its affiliates. Mr. Collins received his Bachelor of Science in Economics from the Wharton School of Business at the University of Pennsylvania.

Harvey Kamil

        Harvey Kamil was the President of NBTY from 2002 and CFO from 1982, when he joined our company. Effective June 13, 2011, Mr. Kamil stepped down as President and CFO of NBTY and became Holdings' and NBTY's Vice Chairman. Mr. Kamil taught as an adjunct associate professor at Suffolk County Community College for thirteen years. He serves on the Board of Directors of the Council for Responsible Nutrition and on the Board of Directors of the Natural Products Association. Presently, he is a member of the Dean's Advisory Council of the Zicklin School of Business of Baruch College and a member of the NY State Regional Economic Development Council for Long Island. Mr. Kamil received his Bachelor of Business Administration and Masters in Business Administration from the Baruch School of Business, City University of New York, and is a Certified Public Accountant and Certified Management Accountant.

Joseph Looney

        Joseph Looney has served as Chief Accounting Officer since September 2012 and as Vice President-Finance since joining NBTY in June 2006. Mr. Looney was the Chief Financial Officer of EVCI Career College Holding Corp. from October 2005 to May 2006. Previously, he had been the Chief Financial Officer and Secretary of Astrex, Inc., a distributor of electronic components, since 2002. From 1996 to 2002, he was the Chief Financial Officer, V.P. of Finance and Assistant Secretary of Manchester Technologies, Inc., a network integrator and reseller of computer products. From 1984 to 1996, he was employed by the accounting firm of KPMG LLP. He is a Certified Public Accountant and has a B.A. from Queens College, City University of New York and an M.S. from Long Island University. Since 1996, Mr. Looney has also been an Adjunct Professor of Accounting and Business Law at Hofstra University.

Christopher Brennan

        Christopher Brennan has served as our Senior Vice President/General Counsel since March 2012, Corporate Secretary since January 2013 and Chief Compliance Officer since February 2013. Mr. Brennan served as Senior Vice President/General Counsel at PharmaNet Development Group, Inc., a contract research organization serving the clinical research needs of large and medium sized multi-national pharmaceutical companies from 2009 to early 2012. Before joining PharmaNet, Mr. Brennan was Executive Vice President/Corporate Affairs & General Counsel at Quinnova Pharmaceuticals, Inc., a specialty pharmaceutical company with global operations. Prior to joining Quinnova in 2005, Mr. Brennan was a corporate associate at the law firms of Cravath, Swaine & Moore LLP and Dechert LLP. Mr. Brennan served as a Captain in the United States Air Force for five years prior to attending law school. He received his Bachelor of Arts and Juris Doctorate degrees from Fordham University.

James Flaherty

        James Flaherty has been the Senior Vice President/Marketing and Advertising of NBTY since 1987. He joined NBTY in 1979 as a Marketing Manager. In his current position, he directs the in-house staff of marketing, advertising, media and graphic design professionals in the planning, creation and execution of the Company's advertising, packaging and promotional programs across all mediums. Mr. Flaherty is Vice Chair of Council for Responsible Nutrition ("CRN") and serves on its Media Relations committee. Mr. Flaherty received his Bachelor of Science degree in Business Administration and Marketing from the State University of New York at Albany.

Karla Packer

        Karla Packer has served as Senior Vice President/Human Resources since April 2011. Ms. Packer previously served as Senior Vice President of Human Resources at IMS Health Incorporated, a leading provider of market intelligence to the pharmaceutical and healthcare industries since 2007. Before joining IMS Health, Ms. Packer was Vice President of Human Resources for IAC/InteractiveCorp, a $6 billion E-Commerce entity, whose brands include Ticketmaster, Expedia and Home Shopping Network. Ms. Packer spent six years at Avon Products, where she developed human resources strategies in support of Global Marketing, Brand Development, Manufacturing, Supply Chain Strategy, and Research and Development. She started her career at IBM, where she held several positions in the areas of information technology, sales, marketing and human resources. Ms. Packer received her Bachelor of Science in Mathematics from Tufts University.

Glenn Schneider

        Glenn Schneider has been President Global Wholesale, since August 6, 2012 and CEO of United States Nutrition, Inc., our wholly owned subsidiary, since December 2008. Mr. Schneider was Senior Vice President/Global Wholesale from November 2011 to August 6, 2012 and Senior Vice President/Assistant to the CEO from January 2009 to November 2011. He has been involved in the Company in various aspects of marketing, advertising and product development since he joined the Company in 2000. Previously, Mr. Schneider was an owner of Nutrition Warehouse, where he handled all aspects of sales and marketing. He joined NBTY when the company acquired Nutrition Warehouse. Mr. Schneider received his Bachelor of Science in Marketing and Management from Ithaca College.

Katia Facchetti

        Katia Facchetti has served as our Chief Marketing Officer, since March 2012. Prior to joining our company, Ms. Facchetti served as strategic growth consultant for Sugar Foods Corporation. Ms. Facchetti, served as the Chief Marketing Officer & Senior Vice President of Terex Corporation, a global manufacturer for construction, mining and infrastructure equipment from 2006 to 2009. Prior to joining Terex Corporation, Ms. Facchetti served as President of Fusion 5, a marketing innovation consultancy from 2000 to 2005. Prior to 2000, Ms. Facchetti held many positions of increasing responsibility in the marketing function at Nabisco, Inc. and Kraft/General Foods, Inc.

Bernard O'Keefe

        Bernard O'Keefe has served as our Chief Supply Chain Officer, since September 2012. Mr. O'Keefe served as Vice President of Product Supply, for multiple businesses of Procter & Gamble, including Global Feminine Care, Corporate Manufacturing and Global Personal Health Care & Pharmaceuticals since 2002. Prior to 2002, Mr. O'Keefe held several positions in the areas of supply chain management within Procter & Gamble in Asia, Latin America and North America.

Director Independence and Selection

        Following the Merger, NBTY's equity securities are owned by Holdings; certain investment funds affiliated with Carlyle own substantially all the outstanding equity of Holdings. As of November 25, 2013, our Board of Directors consisted of Jeffrey Nagel and seven persons associated with and appointed by Carlyle. Our Board has not made a formal determination as to whether each director is "independent" because we have no equity securities listed for trading on a national securities exchange. Because of their relationships with Carlyle or with us, however, we do not believe that any of our directors would be considered independent under the NYSE's definition of independence.

        In identifying nominees for director, consideration is given to the diversity of professional experience, education and backgrounds among the directors so that a variety of points of view are represented in Board discussions and deliberations concerning our business.

Committees of the Board of Directors

        Following the Merger, the Board has three standing committees: (i) the Audit Committee; (ii) the Compensation Committee; and (iii) the Executive Committee.

        Audit Committee.    The Audit Committee is comprised of Messrs. Bernauer and Wagner and assists the Board in its oversight of:

  •
  the qualifications, independence and performance of our independent accountants and the performance of our internal auditors and internal audit function;

  •
  the integrity of our financial statements and our financial reporting processes and systems of internal control; and

  •
  our compliance with legal and regulatory requirements.

        The Audit Committee provides an avenue of communication among management, the independent accountants, the internal auditors and the Board. In carrying out its responsibilities, the Audit Committee also meets with the Company's internal audit staff and with the independent accountants in executive session, without members of management present.

        Mr. Wagner is an Audit Committee "financial expert," as defined by SEC rules, based on the experience noted in his biography above.

        Compensation Committee.    The Compensation Committee is comprised of Mr. De Benedetti and Ms. Horbach and assists the Board in:

  •
  developing and periodically reviewing our compensation policies, including equity and similar awards, consistent with, and linked to, our strategies;

  •
  evaluating the performance of our CEO and determining his compensation annually;

  •
  evaluating the performance and compensation of our other executive officers annually;

  •
  reviewing management's recommendations on executive compensation policies and programs;

  •
  recommending to the Board the fees of outside directors;

  •
  reviewing and approving new company benefit plans and amendments to existing benefit plans;

  •
  approving all equity-based compensation plans; and

  •
  reviewing benefit plan administration.

        The Compensation Committee has the authority to retain and terminate any consultants, including legal counsel, to assist it in performing its duties and to approve all fee arrangements with consultants. From time to time, the Compensation Committee may seek information and advice regarding executive compensation market practices from outside independent consultants.

        Executive Committee.    The Executive Committee is composed of Messrs. Nagel and Wagner and Ms. Horbach. Its primary function is to act on behalf of the Board during intervals between regularly scheduled meetings of the Board. The Executive Committee may exercise all powers of the Board, except as otherwise provided by law and our by-laws. The Board reviews all actions taken by the Executive Committee between Board meetings at the following Board meeting.

 Code of Ethics for Senior Financial Officers

        We have adopted a Code of Ethics for its Directors, officers and employees, including its senior financial officers and CEO. We will provide a copy of the Code of Ethics to any person upon written request made to Christopher Brennan, our General Counsel, at our headquarters at 2100 Smithtown Avenue, Ronkonkoma, New York 11779. We intend to satisfy the disclosure requirements of amendments to or waivers from a provision of the code of ethics applicable to our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions by posting such information on our website, www.nbty.com. Our website and the information in or connected to its website are not incorporated into this annual report.

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis (this "CD&A") describes the principles underlying our compensation policy for fiscal 2013 with respect to the individuals listed below and in the "2013 Summary Compensation Table", whom we call our "named executive officers".

      Jeffrey Nagel, Chief Executive Officer
      Michael Collins, Chief Financial Officer
      Harvey Kamil, Vice Chairman
      Glenn Schneider, President—Global Wholesale
      Bernard O'Keefe, Chief Supply Chain Officer

Overview; Compensation Philosophy and Objectives

        During fiscal 2013, the boards of directors of NBTY and Holdings, and the compensation committees of NBTY and Holdings, each comprised of the same individuals (collectively, the "Compensation Committee" or the "Committee"), oversaw our executive compensation program. The Committee designed an executive compensation program to achieve the following goals:

  •
  Attract and retain talented professionals by providing competitive compensation levels;

  •
  Align the interests of our executive officers with those of our primary shareholder through equity-based awards with long-term value; and

  •
  Reward our executives for their contributions to our overall performance as well as for their individual performance.

        We have no formal policies or guidelines for allocating compensation between short-term and long-term compensation. The ratio of short-term compensation to long-term compensation for each executive varies depending upon the roles and responsibilities of that executive, with generally higher proportions of long-term compensation for more senior executives.

        The Compensation Committee seeks to encourage our executives to maximize their performance to achieve our strategy and goals. As part of its compensation assessment, the Compensation Committee considers many factors to understand the compensation landscape among similarly sized companies. Although the Compensation Committee does not target specific compensations levels based upon an established group, the Compensation Committee uses external data to inform the decision-making process.

Executive Compensation Determinations for Fiscal 2013

        During fiscal 2013, total compensation for our named executive officers consisted of the following components, each discussed in more detail below:

  •
  base salary,

  •
  annual cash bonuses,

  •
  retirement plans, and

  •
  perquisites.

Role of CEO in Compensation Determinations

        Our Compensation Committee determines the nature and amount of all compensation for our executive officers. Our CEO, Jeffrey Nagel, provides recommendations to our Compensation Committee with respect to all elements of compensation for the named executed officers, except himself, and for the other executives that report to him. Our CEO attends Compensation Committee meetings, except those that address his own compensation. Historically, the Compensation Committee has given substantial weight to our CEO's recommendations, insights and observations. However, the Compensation Committee may modify or reject any of our CEO's recommendations.

An Overview

        The Compensation Committee's approach to compensation is consistent with that at other Carlyle portfolio companies, but takes into account factors particular to our company to establish compensation levels appropriate to each executive's skills, experience and potential value to our company.

        Discussed below is how the Compensation Committee determined the amount and type of compensation best suited to our goals and how the Compensation Committee believes these decisions reflect our compensation philosophy. The Compensation Committee seeks to establish competitive levels of compensation, align executive interests with those of our primary shareholder and closely link compensation to both short-term and long-term company and individual performance.

        Competitive Market/Retention of Talent.    The Compensation Committee considered the market for executive talent and attempted to set compensation at competitive levels when measured against other similarly-sized companies (based on revenue), regardless of industry. We seek to set our total compensation to be competitive with the market but do not target specific compensation levels based upon an established group.

        Company Performance.    In evaluating performance, the Compensation Committee considered our overall financial and operating performance during the period, as well as our achievement of strategic and tactical goals. The performance measures considered by the Compensation Committee have varied from year to year. In fiscal 2013, the Committee principally assessed company performance based on earnings before interest, tax, depreciation and amortization, or "EBITDA", adjusted for non-recurring and extraordinary items or "Adjusted EBITDA". The Compensation Committee believes that Adjusted EBITDA is a useful performance metric for a portfolio company, and correlates closely with financial success and growth in equity value.

        Individual Contributions and Performance.    As discussed in further detail below, the Compensation Committee evaluated each executive's contributions to our financial and operational achievements. The Compensation Committee considered each executive's individual performance, both in terms of personal responsibilities and contributions to company goals. The Compensation Committee also considered the executive's potential for future contributions to our long-term success, and evaluated the executive's experience, management skills and leadership abilities.

 Base Salary

        We consider base salary adjustments, if any, annually, and we determine these adjustments based upon individual performance, assumption of new responsibilities, employee retention efforts, our annual salary budget guidelines, and other factors that the Compensation Committee considers relevant, such as compensation packages that competitively sized (based on revenue) companies offer their executives. Larger annual increases may be made to higher performers and key contributors, if the overall increases are within our budgeted guidelines. We believe we must offer competitive base salaries to attract and retain high-quality executives who provide our shareholder and other stakeholders with increased value. Base salaries provide executives with a fixed level of income security, offering stability and predictability. Our executives understand that our entrepreneurial atmosphere and need for performance accountability place their employment, and not their income alone, at risk. The actual base salaries paid to all of our named executive officers during fiscal 2013 are set forth in the "Summary Compensation Table" below.

        The Compensation Committee determined that the level of base salaries was appropriate for the named executive officers and there were no base salary increases for our named executive officers in fiscal 2013.

Incentive Compensation; Annual Cash Bonuses

        We believe that annual cash bonuses reward our executives on a short-term basis for their individual performance and contributions to our overall performance and motivate them to advance our goals on a year-over-year basis. With respect to our named executive officers, our employment agreements with Messrs. Nagel, Collins, Schneider and O'Keefe provide for a targeted annual cash bonus of 100%, 75%, 75% and 65% of annual base salary, respectively. Mr. Kamil is provided a targeted annual cash bonus of 75% of annual base salary, subject to upward or downward adjustment at the discretion of the Compensation Committee. In each case, the Compensation Committee may adjust the cash bonus amount to reflect the executive's performance.

        Under the terms of the annual bonus plan, results of at least 93.9% of the Adjusted EBITDA performance target must be achieved in order for executives to earn 50.0% of their targeted award. Achievement of 100% of the Adjusted EBITDA performance target results in an award of 100% of the targeted award. Achievement of at least 113% of the Adjusted EBITDA performance target results in an award of 200% of the targeted award. Performance for levels achieved between threshold, target and maximum are linearly interpolated. Once the achievement of the Adjusted EBITDA performance target has been determined, the Compensation Committee makes a subjective assessment of personal performance for each officer, and may adjust the award upward or downward based upon that assessment. In addition, incentive amounts paid under the performance based programs may be adjusted by the Compensation Committee to account for extraordinary transactions.

        For fiscal 2013, we achieved $542 million or 95.0% of the Adjusted EBITDA performance target of $570 million. Accordingly, before factoring in the achievement of personal objectives, the executive officers achieved 58.4% of the target award.

        The Compensation Committee then considered the personal objectives of each participant and exercised its discretion to adjust the final incentive award payments based on net sales performance, network optimization and sourcing efforts, customer service and cost expenditures.

        Based on the criteria discussed above, for fiscal 2013 Messrs. Nagel, Collins, Kamil, Schneider and O'Keefe were awarded cash bonuses of $375,000; $225,000; $234,225; $354,375; and $234,000, respectively.

        The following table sets forth the annual cash bonuses paid to our named executive officers for each of the fiscal years 2011 through 2013 performance.

Named Executive Officer	Bonus with respect to 2011 Fiscal Year Performance ($)	Bonus with respect to 2012 Fiscal Year Performance ($)	Bonus with respect to 2013 Fiscal Year Performance ($)
Jeffrey Nagel	622,500	600,000	375,000
Michael Collins	149,850	360,000	225,000
Harvey Kamil	468,450	375,000	234,225
Glenn Schneider	393,750	325,000	354,375
Bernard O'Keefe	—	—	234,000

Incentive Compensation; Long-Term Compensation

        In 2011, we implemented an equity compensation program to provide our management team an opportunity to develop an ownership stake in Holdings. Because we are now owned by a private equity investor, the Compensation Committee has concluded that equity awards generally will be granted based on target levels covering a multi-year period, without an expectation that an executive will receive successive annual grants. This approach more closely aligns the interests of the executive with the long-term investment horizon of our principal stockholder. For this reason, equity awards to named executive officers were granted in fiscal 2011, except for Mr. O'Keefe who was granted an initial award upon his joining our company in September 2012. The time-based portion of these awards typically vests in equal increments over five years, subject to continued employment, whereas the performance-based portion vests only upon the occurrence of a liquidity event and pre-determined performance criteria, also typically subject to continued employment. No equity awards were made to any named executive officer in fiscal 2013.

        The Compensation Committee reserves the right to grant equity awards from time-to-time, in its discretion, to maintain the competitiveness of our compensation program and to provide incentives to high performance and long-term service by our executives.

Retirement Plans

        During fiscal 2013, our executive officers (including our named executive officers) participated in the same retirement plans on the same terms as provided to most of our associates. The plan is known as The NBTY Retirement Plan (the "Plan") and consists of both a 401(k) and a profit sharing component. During fiscal 2013, we made a profit sharing contribution of $3,503,673 for the 2012 plan year which was allocated to eligible participants based upon their relative eligible compensation. We intend to make a contribution to the Plan after December 31, 2013, for the 2013 plan year. The profit-sharing and 401(k) matching contributions are subject to the IRC 401(a) (17) compensation limit and IRC 402(g) deferral limit, which are relatively small components of an executive's compensation, as reflected in the "All Other Compensation" column of the Summary Compensation Table below. Contributions, if any, will be allocated among participants who completed at least 1,000 hours of service in the plan year and who were employed on the last day of the plan year, based upon their relative compensation for the year. Under the terms of the Plan, we provide a matching contribution of up to 4% of the eligible compensation of each participant who has met the eligibility requirements and defers salary into the Plan.

Perquisites

        During fiscal 2013, we provided a limited number of perquisites to our named executive officers. One such perquisite is a life insurance arrangement under which Mr. Kamil is entitled to payments upon retirement, on or after age 65, or death. See the narrative disclosure under the "—Nonqualified

Deferred Compensation," table below. The Compensation Committee believes that this cash value insurance program, which is similar to a defined contribution arrangement, provides an element of retirement income at reasonable annual cost to us. The cost of the fiscal 2013 company-paid premiums is reflected as compensation to Mr. Kamil in the "All Other Compensation" column of the Summary Compensation Table.

        Each of our named executive officers is also entitled to a company-paid automobile lease. In addition, in fiscal 2013 we reimbursed Mr. O'Keefe for housing expenses, which are fully taxable to Mr. O'Keefe. We do not consider perquisites to be a principal component of our executives' compensation and we believe that these benefits are reasonable and competitive with benefits and perquisites provided to executive officers of similarly-sized companies.

Other Benefits

        We also offer certain benefits to substantially all employees, including our named executive officers. These include health and welfare benefits, disability and life insurance, education and tuition reimbursement and an employee assistance program.

Severance and Change in Control Benefits

        As more fully described below in the sections entitled under "Employment Agreements" and "Potential Payments upon Termination or Change in Control", Messrs. Nagel, Collins, Schneider, and O'Keefe are parties to employment agreements that each provide for certain payments and benefits upon a qualifying termination of employment, including salary continuation and a pro-rated bonus for the fiscal year of termination. In addition, our named executive officers may be eligible to receive acceleration of certain unvested equity awards in connection with a qualifying termination of employment or qualifying corporate event involving our company.

        We believe that such severance and change in control benefits are reasonable and competitive with such benefits provided to executive officers of similarly-sized companies and are necessary to sustain a fully competitive executive compensation program.

Employment Agreements

        At the end of fiscal 2013, NBTY and Holdings were parties to employment agreements with Messrs. Nagel, effective December 6, 2010 (the "Nagel Agreement"); Collins, effective June 13, 2011 (the "Collins Agreement"); Schneider, effective August 6, 2012 (the "Schneider Agreement"); and O'Keefe, effective August 14, 2012 (the "O'Keefe Agreement"). In addition, during fiscal 2011, NBTY was a party to an employment agreement with Mr. Kamil (the "2008 Kamil Agreement"). By letter dated May 18, 2011, NBTY and Mr. Kamil amended the 2008 Kamil Agreement, as discussed below under "—Employment Agreements—Kamil Agreements."

Employment Agreement with Jeffrey Nagel

        Effective December 6, 2010, NBTY and Holdings entered into an employment agreement with Jeffrey Nagel under which Mr. Nagel was appointed as CEO of Holdings and NBTY, as well as a member of the board of directors of each of Holdings and NBTY. The employment agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Nagel's initial annual base salary is $750,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Nagel is eligible to receive a performance-based bonus under NBTY's annual bonus program targeted at 100% of annual base salary, subject to adjustments between the range of 50% and 200% of such target for under or over performance, as determined by the Compensation Committee.

        The employment agreement provides that if Mr. Nagel's employment is terminated by us without "cause," Mr. Nagel resigns with "good reason" (each, as defined in his employment agreement), or if the agreement is terminated due to non-extension of the term by NBTY and Holdings, then subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to two times his annual base salary, payable over the two-year period following his employment termination. In addition, in the event of any such termination or a termination due to his death or disability, he will receive a pro rata bonus, based on actual fiscal results, for the fiscal year in which the termination occurs. The employment agreement contains customary confidentiality provisions and non-solicitation, non-competition terms applicable to Mr. Nagel that survive for a period of two years following the termination of his employment with NBTY and Holdings.

Employment Agreement with Michael Collins

        NBTY and Holdings entered into an employment agreement, dated May 24, 2011, with Michael Collins under which Mr. Collins serves as CFO of Holdings and NBTY, beginning June 13, 2011. The agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Collins' initial annual base salary is $600,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Collins also is eligible to receive a performance-based bonus targeted at 75% of annual base salary, subject to adjustments between the range of 50% and 200% of such target for under or over performance, as determined by the Compensation Committee.

        The employment agreement provides that if Mr. Collins's employment is terminated by us without "cause," Mr. Collins resigns with "good reason" (each, as defined in his employment agreement), or if the agreement is terminated due to non-extension of the term by NBTY and Holdings, then subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable fiscal year. The employment agreement contains customary confidentiality provisions and non-solicitation and non-competition terms applicable to Mr. Collins that survive for a period of one year following the termination of his employment with NBTY and Holdings.

Harvey Kamil Agreement

        Under a letter agreement dated May 18, 2011, which amended an employment agreement that we and Mr. Kamil entered into in 2008 (the "2008 Agreement"), Mr. Kamil agreed to serve as our Vice Chairman. As Vice Chairman, Mr. Kamil provides services on an as-needed basis and is entitled to receive annual compensation at an annual rate of total compensation of $624,600. The amendment also provides that the provisions of the 2008 Agreement that were intended to survive the termination of the 2008 Agreement will continue to survive according to their terms, including the non-competition and non-solicitation provisions that continue for one-year beyond the termination of Mr. Kamil's employment. Mr. Kamil is not generally entitled to severance benefits under the letter agreement. However, the letter agreement carries over from the 2008 Agreement Mr. Kamil's ability to continue to participate in our medical, hospitalization, dental and life insurance programs until June 13, 2014, whether or not he remains employed with us through such date.

Employment Agreement with Bernard O'Keefe

        NBTY and Holdings entered into an employment agreement, dated August 14, 2012, with Bernard O'Keefe under which Mr. O'Keefe serves as Chief Supply Chain Officer of Holdings and NBTY. The agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance.

Under the employment agreement, Mr. O'Keefe's initial annual base salary is $480,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. O'Keefe also is eligible to receive a performance-based bonus targeted at 65% of annual base salary, subject to adjustments between the range of 50% and 200% of such target for under or over performance, as determined by the Compensation Committee. In addition, under the employment agreement, to maintain a local residence, Mr. O'Keefe is entitled to the reimbursement of up to $3,000 in rent plus utilities each month for the duration of this agreement.

        The employment agreement provides that if Mr. O'Keefe's employment is terminated by us without "cause," he resigns with "good reason" (each, as defined in his employment agreement), or if the agreement is terminated due to non-extension of the term by NBTY and Holdings, then subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable fiscal year. The employment agreement contains customary confidentiality provisions and non-solicitation and non-competition terms applicable to Mr. O'Keefe that survive for a period of one year following the termination of his employment with NBTY and Holdings.

Employment Agreement with Glenn Schneider

        NBTY and Holdings entered into an employment agreement, dated August 6, 2012, with Glenn Schneider under which Mr. Schneider serves as President, Global Wholesale of Holdings and NBTY. The agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Schneider's initial annual base salary is $525,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Schneider also is eligible to receive a performance-based bonus targeted at 75% of annual base salary, subject to adjustments between the range of 50% and 200% of such target for under or over performance, as determined by the Compensation Committee.

        The employment agreement provides that if Mr. Schneider's employment is terminated by us without "cause," he resigns with "good reason" (each, as defined in his employment agreement), or if the agreement is terminated due to non-extension of the term by NBTY and Holdings, then subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable fiscal year. The employment agreement contains customary confidentiality provisions and non-solicitation and non-competition terms applicable to Mr. Schneider that survive for a period of one year following the termination of his employment with NBTY and Holdings.

        For a discussion of amounts payable to each of our named executive officers if his or her employment were terminated, or if a change of control occurred, as of the end of our most recent fiscal year, see "—Potential Payments upon Termination or Change of Control" below.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code

        Generally, Section 162(m) of the Internal Revenue Code, or Section 162(m), disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year to its chief executive officer and each of its three other most highly compensated executive officers, other than its chief financial officer, unless compensation qualifies as "performance-based compensation" within the meaning of the Internal Revenue Code. We are not currently subject to the deduction limits of Section 162(m) and as a result we do not take Section 162(m) into consideration in setting compensation.

Section 409A of the Internal Revenue Code

        Section 409A of the Internal Revenue Code, or Section 409A, requires that "nonqualified deferred compensation" be deferred and paid under plans or arrangements that satisfy the requirements of the statute with respect to the timing of deferral elections, timing of payments and certain other matters. Failure to satisfy these requirements can expose employees and other service providers to accelerated income tax liabilities and penalty taxes and interest on their vested compensation under such plans. Accordingly, we generally intend to design and administer our compensation and benefits plans and arrangements for all of our employees and other service providers, including our named executive officers, so that they are either exempt from, or satisfy the requirements of, Section 409A.

Section 280G of the Internal Revenue Code

        Section 280G of the Code disallows a tax deduction with respect to excess parachute payments to certain executives of companies which undergo a change in control. In addition, Section 4999 of the Code imposes a 20% penalty on the individual receiving the excess payment.

        Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from long-term incentive plans including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G of the Code based on the executive's prior compensation. In approving the compensation arrangements for our named executive officers in the future, the Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 280G of the Code. However, the Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G of the Code and the imposition of excise taxes under Section 4999 of the Code when it believes that such arrangements are appropriate to attract and retain executive talent.

Accounting Standards

        ASC Topic 718, Compensation—Stock Compensation, or ASC Topic 718 (formerly known as FASB 123(R)), requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options, restricted stock, restricted stock units and performance units under our equity incentive award plans are accounted for under ASC Topic 718. The Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

Compensation Committee Report

        The members of our Compensation Committee reviewed and discussed the above CD&A with our management and, based on that review and discussion, recommended to the Board that the CD&A be included in this Report.

By the Company's Compensation Committee Sandra Horbach Marco DeBenedetti

Compensation Committee Interlocks and Insider Participation

        As of September 30, 2013, the Compensation Committee consisted of Sandra Horbach and Marco DeBenedetti. No member of the Compensation Committee had a relationship during fiscal 2013 requiring disclosure under Item 404 of Regulation S-K.

        During fiscal 2013, none of our executive officers served as a member of the Board or Compensation Committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

2013 Summary Compensation Table

        The following table sets forth information concerning total compensation earned by or paid to our named executive officers for service in fiscal 2013, 2012 and 2011, with the exception of Mr. O'Keefe, whose total compensation is shown for fiscal 2013, the year in which he was first deemed a named executive officer of our company.

Name and Principal Position		Salary ($)*	Bonus($)(1)	Stock Awards ($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(3)		Total ($)
Jeffrey Nagel	2013	750,000	—	—	—	375,000	28,823		1,153,823
Chief Executive Officer	2012	750,000	—	—	—	600,000	27,523		1,377,523
	2011	614,423	3,122,500	—	6,186,715	—	327,957		10,251,595
Michael Collins	2013	600,000	—	—	—	225,000	27,188		852,188
Chief Financial Officer	2012	600,000	—	—	—	360,000	99,145		1,059,145
	2011	173,077	1,149,850	—	1,373,640	—	52,663		2,749,230
Harvey Kamil	2013	624,600	—	—	—	234,225	35,405		894,230
Vice Chairman	2012	624,600	—	—	—	375,000	37,325		1,036,925
	2011	636,432	468,450	—	92,932	—	4,468,544	(4)	5,666,358
Glenn Schneider	2013	525,000	—	—	—	354,375	27,188		906,563
President Global Wholesale	2012	525,000	—	—	—	325,000	24,181		874,181
	2011	523,558	393,750	—	958,361	—	18,739		1,894,408
Bernard O'Keefe	2013	480,000	—	—	—	234,000	48,642		762,642
Chief Supply Chain Officer

*
The amount of salary may vary from the base compensation listed under "Executive Compensation" above because payroll periods may span more than one fiscal year and therefore there may be 53 weekly pay periods in any given fiscal year, and the fiscal 2013 salary amount may reflect certain pay at the prior year's base salary rate.

(1)
Bonus amounts shown for services rendered during the respective fiscal year. Jeffrey Nagel's and Michael Collins' bonuses for fiscal 2011 include $2,500,000 and $1,000,000 in sign on bonuses, respectively.

(2)
Amounts shown represent the grant date fair value of stock option awards during the fiscal year. We calculated this fair value based on a Monte Carlo Simulation option pricing model, determined in accordance with GAAP, based on the assumptions described in Note 17 to our audited financial statements included in this Report.

(3)
Amounts reflected in table under "All Other Compensation" for fiscal 2013 consist of the following:

Name	Company Automobile	Company Contributions to Defined Contribution Plans	Moving & Temporary Housing(5)	Life Insurance Premiums	Total ($)
Jeffrey Nagel	15,158	13,665	—	—	28,823
Michael Collins	13,523	13,665	—	—	27,188
Harvey Kamil	6,577	13,665	—	15,163	35,405
Glenn Schneider	13,523	13,665	—	—	27,188
Bernard O'Keefe	8,027	—	40,615	—	48,642

(4)
Amount reflects payments made to Mr. Kamil in fiscal year 2011 in connection with his change in roles from President and CFO to Vice Chairman, and the Merger, pursuant to Mr. Kamil's then-existing agreements with us.

(5)
Mr. O'Keefe is reimbursed up to $3,000 per month plus utilities to maintain a local residence.

 Grants of Plan-Based Awards in 2013

        The following table sets forth information regarding grants of plan-based awards made to our named executive officers during the year ended September 30, 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Jeffrey Nagel	2/26/2013	375,000	750,000	1,500,000
Michael Collins	2/26/2013	225,000	450,000	900,000
Harvey Kamil	2/26/2013	234,225	468,450	936,900
Glenn Schneider	2/26/2013	196,875	393,750	787,500
Bernard O'Keefe	2/26/2013	156,000	312,000	624,000

2013 Outstanding Equity Awards at Fiscal Year-End

        The following table shows the outstanding equity-based awards relating to the common stock of Holdings that were held by our named executive officers as of September 30, 2013.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
Jeffrey Nagel	4,946	19,788	24,734	267.27	12/6/2020
Michael Collins	2,400	3,600	6,000	267.27	6/13/2021
Harvey Kamil	160	240	400	267.27	5/13/2021
Glenn Schneider	1,650	2,475	4,125	267.27	5/13/2021
Bernard O'Keefe	500	2,000	2,500	442.27	9/24/2022

(1)
The grants vest in five equal increments on each of the first five anniversaries of December 6, 2010 (for Mr. Nagel), June 13, 2011 (for Mr. Collins), September 4, 2012 (for Mr. O'Keefe), and January 1, 2011 (for each of the other named executive officers).

(2)
The grants vest upon achievement of a certain performance condition and a market condition relating to the achievement of a minimum investor rate of return.

Nonqualified Deferred Compensation

        The following table shows the non-qualified deferred compensation benefits for Mr. Kamil for the fiscal year ended September 30, 2013. Our other named executive officers do not participate in a non-qualified deferred compensation plan.

Name	Registrant Contributions in Last FY(1) ($)	Aggregate Earnings in Last FY(2) ($)	Aggregate Balance at Last FYE(3) ($)
Harvey Kamil	15,163	50,029	263,267

(1)
Represents the amounts credited in fiscal 2013 as company contributions. These amounts are also reported in the "2013 Summary Compensation Table" in the "All Other Compensation" column.

(2)
Represents the net amounts credited to Mr. Kamil's account as a result of the performance of the investment vehicles in which his account was deemed invested, as well as a 4% annual interest rate. These amounts do not represent above-market earnings, and thus are not reported in the "2013 Summary Compensation Table."

(3)
Represents the amount of Mr. Kamil's account balance at the end of fiscal 2013, $45,489 of which was previously reported as compensation for Mr. Kamil in the "2013 Summary Compensation Table."

        We entered into a deferred compensation life insurance agreement with Mr. Kamil. This agreement requires us to maintain a variable life insurance policy on his life.

        Upon retirement on or after age 65, this agreement provides that Mr. Kamil will be entitled to receive (i) the cash surrender value of the insurance policy maintained on his life, pursuant to his previously made election (A) in a cash lump sum, or (B) in monthly installments to be paid over a period not to exceed 10 years, or (ii) the insurance policy. The cash surrender value of the policy will vary over time.

        If Mr. Kamil dies while employed by us, or retires and subsequently dies before receiving all the post-retirement payments, his beneficiary will be entitled to receive a lump sum payment equal to the death benefit under the insurance policy in full discharge of all of our obligations under the deferred compensation agreement.

        If Mr. Kamil's employment with us is terminated involuntarily due to a permanent disability (as defined in the relevant deferred compensation life insurance agreement) before his voluntary retirement from us, Mr. Kamil will receive a lump sum payment equal to the cash surrender value of the insurance policy unless he elects that we transfer the policy to him, and such payment or transfer will fully discharge all the our obligations under the deferred compensation agreement.

        Mr. Kamil will not be entitled to any benefits under the deferred compensation agreement if his employment with us is terminated under circumstances other than as described above.

Potential Payments upon Termination or Change of Control

        Our named executive officers are entitled to certain payments and benefits upon a qualifying termination of employment or a change in control. The following discussion describes the payments and benefits to which our named executive officers would have become entitled upon a qualifying termination of employment or a change in control occurring on September 30, 2013.

        As described above, Mr. Nagel would receive an amount equal to twice his annual base salary, payable over the two-year period following the date of termination and Messrs. Collins, Schneider and O'Keefe each would receive an amount equal to their respective annual base salaries, payable over the one-year period following the date of termination. In addition, each would receive a pro-rata bonus with respect to the fiscal year in which the employment termination occurs (if the termination occurs on or after April 1 in the case of Messrs. Collins, Schneider and O'Keefe). The pro-rata bonus is also payable upon Mr. Nagel's death or termination due to disability. The letter agreement between Mr. Kamil and us, discussed above, provides that Mr. Kamil will continue to participate in certain of our benefit plans until at least June 13, 2014, whether or not he terminates prior to such date.

        In addition, our named executive officers may be entitled to accelerated vesting of their Holdings stock options in the event of a qualifying termination of employment or certain change of control transactions. Under the terms of a December 6, 2010 stock option grant to Mr. Nagel relating to Holdings common stock, 24,734 options were subject to time-based vesting provisions and 24,734 options were subject to performance-based vesting provisions. Of the options with time-based vesting provisions, 20% vest on each of the first five anniversaries of the start date under his employment agreement. In the event Mr. Nagel becomes entitled to receive severance payments pursuant to his employment agreement as described above, a pro rata portion of the options subject to time-based vesting provisions that would otherwise have vested on the next anniversary date will vest, based on the number of days in the annual period elapsed from the prior vesting date to the date of termination. In the event of a "liquidity event" as defined in the option agreement, any and all unvested time-based options will become fully vested. In the event of a "change in control" as defined in the option agreement, and if Mr. Nagel becomes entitled to severance payments following his termination of employment as described above, any and all time-based vesting options will also accelerate.

        Mr. Nagel's performance-based options have vesting terms relating to the internal rate of return of our principal stockholders following a liquidity event. If Mr. Nagel's employment is terminated such that he becomes eligible to receive severance payments under his employment agreement as described above, subject to certain other conditions, the performance options will remain outstanding until the earlier of their expiration, the first liquidity event or the second anniversary of the termination. However, the vesting of such options will not be accelerated upon the termination.

        Our other named executive officers also have stock option agreements under which vesting will accelerate under certain scenarios. Any and all time-based vesting options will become fully vested at the effective time of a "liquidity event," as described above. In the event of a "change in control" that is not also a liquidity event, any and all time-based vesting options will become fully vested if the executive's employment is terminated without cause or the executive resigns with good reason within the 12 month period following the change in control, provided certain other conditions are met. The portion of each option grant that is subject to performance-based conditions vests, in whole or in part, as of the effective date of the first liquidity event, as defined in the stock option agreement, as long as the named executive officer remains continuously in service through the effective date of such liquidity event based upon the achievement of pre-determined internal rate of return targets. Based on the most recent valuation, as of September 30, 2013, the value of the common stock underlying the options was $540 per share.

        Please refer to the narrative under the "Nonqualified Deferred Compensation" table above for a description of payments that may be made to Mr. Kamil in the event of the termination of his employment due to death or disability under his deferred compensation life insurance agreement.

  Summary of Potential Payments

        The following table summarizes the payments that would be made to our named executive officers upon the occurrence of a qualifying termination of employment, change in control or liquidity event, assuming that each named executive officer's termination of employment with our company occurred on September 30, 2013 or in the event that a change in control of our company or liquidity event occurred on September 30, 2013, as applicable. Amounts shown do not include (i) accrued but unpaid salary through the date of termination, and (ii) other benefits earned or accrued by the named executive officer during his employment that are available to all employees, such as accrued vacation.

Name	Qualifying Termination (no Change in Control or Liquidity Event)(1) ($)		Death or Disability ($)		Qualifying Termination in connection with Change in Control ($)		Liquidity Event ($)
Jeffrey Nagel
Cash Severance	1,875,000	(2)	375,000	(3)	1,875,000	(2)	—
Acceleration of Equity Awards(4)	2,212,427		—		4,051,593		4,051,593

Total	4,087,427		375,000		5,926,593		4,051,593

Michael Collins
Cash Severance	825,000	(2)	225,000	(3)	825,000		—
Acceleration of Equity Awards(4)	—		—		982,800		982,800

Total	825,000		225,000		1,807,800		982,800

Harvey Kamil
Cash Severance	234,225		—		—		—
Life Insurance	263,267		263,267		—		—
Other Benefits(5)	9,490		9,490		9,490		—
Acceleration of Equity Awards(4)	—		—		65,520		65,520

Total	506,982		272,757		75,010		65,520
Glenn Schneider
Cash Severance	879,375	(2)	354,375	(3)	879,375	(2)	—
Acceleration of Equity Awards(4)	—		—		450,450		450,450

Total	879,375		354,375		1,329,825		450,450

Bernard O'Keefe
Cash Severance	714,000	(2)	234,000	(3)	714,000	(2)	—
Acceleration of Equity Awards(4)	—		—		196,000		196,000

Total	714,000		234,000		910,000		196,000

(1)
With respect to Messrs. Nagel, Collins, Schneider and O'Keefe, a qualifying termination includes a termination of employment by us without cause, by the executive for good reason or in connection with our non-extension of the executive's employment agreement term.

(2)
Amount represents (1) cash severance and (2) a cash bonus for the 2013 fiscal year.

(3)
Amount represents a cash bonus for the 2013 fiscal year.

(4)
Amounts represent the aggregate value of the executive's unvested time-vesting stock options that would have vested on the applicable event. Upon the occurrence of a liquidity event on September 30, 2013, no outstanding performance-based vesting stock options would have accelerated since the minimum internal rate of return would not have been achieved as of such date. The value of the accelerated stock option was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between the fair market value of a share of our common stock on September 30, 2013 ($540) and the per share exercise price of the accelerated option.

(5)
Amount represents the estimated employer-portion of the cost of Mr. Kamil's participation in our medical, hospitalization, dental and life insurance programs until June 13, 2014, which is the date his company-paid coverage would have ended if he had terminated employment with us on September 30, 2013.

Directors

        Set forth below is a discussion of compensation we paid during fiscal 2013 to our non-employee Directors. In addition, each Director (other than Jeffrey Nagel) was reimbursed for out-of-pocket expenses incurred by him or her to attend meetings of our Board. Directors are also eligible for option grants or other equity awards (each relating to or exercisable for common stock of Holdings) under our equity awards plans, as determined in the discretion of the Compensation Committee. Except as described below, we do not offer a pension plan or other compensation to our Directors. During fiscal 2013, any Director who was also our executive officer did not receive additional compensation for his services as a Director. See "2013 Summary Compensation Table" above for information regarding Jeffrey Nagel's compensation.

Name	Fees Earned or Paid in Cash ($)	Total ($)
David Bernauer	$90,000	$90,000
Marco DeBenedetti	—	—
Robert Essner	75,000	75,000
Sandra Horbach	—	—
Allan Holt	—	—
Elliot Wagner	—	—

        The aggregate number of option awards outstanding at September 30, 2013 was 600 for Mr. Bernauer and 600 for Mr. Essner.

Risk Assessment of Compensation Practices

        Our Compensation Committee, with input from our management, assists our Board in reviewing and assessing whether any of our compensation policies and programs could potentially encourage excessive risk-taking. In considering our employee compensation policies and practices, the Compensation Committee reviews, in depth, our policies related to payment of salaries and wages, benefits, bonuses, stock-based compensation and other compensation-related practices and considers the relationship between risk management policies and practices, corporate strategy and compensation. A primary focus of our compensation program is intended to incentivize and reward growth in Adjusted EBITDA among other metrics. We believe these metrics are positive indicators of our long-term growth, operating results and increased stockholder value and therefore believe that our compensation program does not create risks that are reasonably likely to have a material adverse effect on us.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        All the outstanding capital stock of Holdings is owned by Carlyle and certain of its affiliates and co-investors.

        The following table sets forth the number of shares of Holdings common stock beneficially owned as of November 25, 2013 by: (i) each of our Directors; (ii) the executive officers named in the Summary Compensation Table set forth above under Item 11, "Executive Compensation;" and (iii) the current Directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned(6)	Percent of Class(1)
Funds affiliated with The Carlyle Group(2)	3,100,000	99.2%
Directors(3)
Susan Arnold(4)	—	—
David Bernauer	240	*
Marco DeBenedetti(5)	—	—
Robert Essner	240	*
Sandra Horbach(5)	—	—
Allan Holt(5)	—	—
Jeffrey Nagel	15,640	*
Elliot Wagner(5)	—	—
Named Executive Officers(3)(6)
Michael Collins	2,400	*
Harvey Kamil	240	*
Glenn Schneider	2,475	*
Bernard O'Keefe	500	*
All Directors and Executive Officers as a group (17 persons)	25,520	0.8%

(1)
* Indicates percentage ownership of less than one percent.

(2)
Consists of 1,902,202 shares of Class A common stock owned directly by Carlyle Partners V, L.P., 38,256 shares of Class A common stock owned directly by Carlyle Partners V-A, L.P., 71,759 shares of Class A common stock owned directly by CP V Coinvestment A, L.P., 8,846 shares of Class A common stock owned directly by CP V Coinvestment B, L.P., 278,937 shares of Class A common stock owned directly by Carlyle NBTY Coinvestment, L.P., and 800,000 shares of Class A common stock owned directly by CEP III Participations S.à r.l., SICAR. Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the managing member of Carlyle Holdings II GP L.L.C., which is the general partner of Carlyle Holdings II L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the managing member of TC Group V, L.L.C. and the sole shareholder of CEP III Managing GP Holdings, Ltd. TC Group V, L.L.C. is the general partner of TC Group V, L.P., which is the general partner of each of Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P. and Carlyle NBTY Coinvestment, L.P. CEP III Managing GP Holdings, Ltd. is the general partner of CEP III Managing GP, L.P., which is the general partner of Carlyle Europe Partners III, L.P., which is the sole shareholder of CEP III Participations S.à r.l., SICAR. Accordingly, each of Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings II GP L.L.C., Carlyle Holdings II L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman Investment Holdings Sub L.P., TC Group V, L.L.C., TC Group V, L.P., CEP III Managing GP Holdings, Ltd., CEP III Managing GP, L.P., and Carlyle Europe Partners III, L.P. may be deemed to share beneficial ownership of the Class A common stock held of record by each of Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., Carlyle NBTY Coinvestment, L.P. and CEP III Participations S.à r.l., SICAR.

(3)
The address of each of our named executive officers and Directors is our headquarters at 2100 Smithtown Avenue, Ronkonkoma, New York 11779.

(4)
Elected as director on November 20, 2013.

(5)
Does not include shares of common stock of Alphabet Holding Company, Inc., held by Carlyle. Messrs. DeBenedetti, Holt and Wagner and Ms. Horbach are directors of NBTY Inc. and Managing Directors of Carlyle. Such persons disclaim beneficial ownership of the shares of Alphabet Holding Company, Inc. held by Carlyle.

(6)
The shares beneficially owned by directors and named executive officers, except for Mr. Nagel's, are Class B non-voting shares.

(7)
This column includes shares which Directors and executive officers have the right to acquire within 60 days of November 25, 2013.

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes the Equity Incentive Plan of Holdings, as of September 30, 2013:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	173,183	$323	23,509
Equity compensation plans not approved by security holders	—	—	—

Total:	173,183	$323	23,509

Item 13.    Certain Relationships and Related Party Transactions, and Director Independence

Procedures for Review, Approval or Ratification of Related Person Transactions

        Our Code of Business Conduct requires our Directors, officers and employees to act in the best interests of the Company, regardless of personal relationships. To avoid actual or perceived conflicts of interests, the Board has implemented a written policy requiring the Board to review and approve all transactions in which any of the following persons had, has, or will have, a direct or indirect material interest:

  •
  any Director, nominee for Director, or executive officer;

  •
  any person we know beneficially owns more than 5% of our common stock;

  •
  any immediate family member of any Director, executive officer, or 5% beneficial owner; and

  •
  any entity in which any such person is employed or has a 5% or greater beneficial interest, or of which any such person is a partner or principal (or holds a similar position).

        The Board (excluding the interested Director, if any) is responsible for reviewing and approving these transactions. Except as disclosed below, no transactions required review since the beginning of the last fiscal year and no proposed transactions are currently being considered.

        The Board will approve only those transactions that are in, or are not inconsistent with, the best interests of the Company.

Related Party Transactions

Consulting Agreement—Carlyle

        In connection with the Merger, NBTY entered into a consulting agreement with Carlyle under which NBTY pays Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Pursuant to this agreement, NBTY pays an annual consulting fee to Carlyle of $3 million and may pay Carlyle additional fees associated with other future transactions. Carlyle also received a one-time transaction fee of $30 million upon effectiveness of the Merger. This agreement is effective until the date as of which Carlyle or one or more of its affiliates no longer collectively control, in the aggregate, at least 5% of the equity interests of NBTY, or such earlier date as NBTY and Carlyle may mutually agree.

Employees Related to Our Directors and Officers

        NBTY employs certain members of the immediate family of Glenn Schneider (an officer of the Company). During fiscal 2013, two of Mr. Schneider's immediate family members received aggregate compensation (excluding bonuses) and fringe benefits from NBTY totaling $919,673, of which $456,004 was paid to Darren Schneider and $463,669 (including severance) was paid to Jeffrey Schneider, for services they rendered as associates of NBTY. Mr. Jeffrey Schneider is no longer an employee of NBTY.

Stockholders Agreement

        On December 3, 2010, Holdings entered into a stockholders agreement with Carlyle, certain affiliates of Carlyle, and a member of management who purchased common stock and was awarded options to purchase common stock on or about such date. Certain other employees of Holdings who purchase common stock or exercise options from time to time may also become parties to this agreement. We refer to Carlyle and its affiliates as the Carlyle Shareholders and to the member of management and to each of the other employees who becomes a party to the agreement as an Employee Shareholder. The stockholders agreement contains, among other things:

  •
  a restriction on the transfer of shares by the Employee Shareholders without the consent of the board of directors of Holdings;

  •
  an agreement by the Employee Shareholders to sell a pro rata portion of their shares and options in the event of a transfer of common stock by Carlyle Shareholders to a third party purchaser; and

  •
  a right of Holdings or its designee to repurchase the shares and options of an Employee Shareholder following the termination of such Employee Shareholder's employment by Holdings or its affiliates or the expiration of Employee Shareholder's vested options.

        The stockholders agreement will terminate when Holdings becomes a reporting company and its common stock is listed on one or more National Securities Exchanges or is quoted on NASDAQ, or upon a resolution of the Board of Directors.

Director Independence

        Information on the independence of our Board is included above under Item 10, "Directors, Executive Officers and Corporate Governance—Director Independence and Selection."

Item 14.    Principal Accounting Fees and Services

Audit Fees

        PricewaterhouseCoopers LLP audit services during fiscal 2013 consisted of the examination of our financial statements and services related to our filings with the SEC. All fees paid to PricewaterhouseCoopers LLP and all services provided by PricewaterhouseCoopers LLP during fiscal 2013 were reviewed, considered for independence, and approved by the Audit Committee.

        Aggregate fees billed to the Company for fiscal 2013 and 2012 represent the fees for services performed by PricewaterhouseCoopers LLP.

Type of Fee	Fiscal 2013	Fiscal 2012
Audit Fees	$3,450,500	$2,607,000
Audit-Related Fees	809,000	65,000
Tax Fees	482,000	364,000
All Other Fees	5,200	7,000

	$4,746,700	$3,043,000

  Audit Fees

        For fiscal 2013 aggregate audit fees, including out-of-pocket expenses, were for professional services rendered in connection with (i) the integrated audit of our consolidated financial statements and internal control over financial reporting as of, and for the year ended, September 30, 2013, including statutory audits of the financial statements of our affiliates, (ii) review of our unaudited condensed consolidated interim financial statements as of December 31, 2012, March 31, 2013 and June 30, 2013, (iii) reviews of documents filed with the SEC and (iv) agreed upon procedures for certain affiliates.

        For fiscal 2012 aggregate audit fees, including out-of-pocket expenses, were for professional services rendered in connection with (i) the integrated audit of the Company's consolidated financial statements and internal control over financial reporting as of, and for the year ended, September 30, 2012, including statutory audits of the financial statements of the Company's affiliates, (ii) review of the Company's unaudited condensed consolidated interim financial statements as of December 31, 2011, March 31, 2012 and June 30, 2012, (iii) reviews of documents filed with the SEC and (iv) agreed upon procedures for certain affiliates.

  Audit-Related Fees

        For both fiscal 2013 and fiscal 2012, aggregate audit-related fees, including out-of-pocket expenses, were for professional services related to due diligence procedures in connection with acquisitions.

  Tax Fees

        For both fiscal 2013 and 2012, aggregate tax fees, including out-of-pocket expenses, were for professional services rendered in connection with tax compliance and advice for the applicable fiscal year. Tax services included U.S. and foreign tax compliance assistance, consultation and advice on various foreign tax matters.

  All Other Fees

        For fiscal 2013 and 2012 other fees were for accounting research software license fees.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        The Charter for the Audit Committee provides that the Audit Committee pre-approve, on an annual basis, the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants, based on historical information and anticipated requirements for the following fiscal year. The Audit Committee must pre-approve specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services, as well as the range of fee amounts corresponding to each such engagement. During fiscal 2013, the Audit Committee approved all fees for audit, audit-related, tax services and non-audit services rendered to the Company under this policy.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)    Financial Statements and Financial Statement Schedule.

        See the "Index to Consolidated Financial Statements" included in this Report.

(b)    Exhibits.    The following exhibits are attached as a part of this Report, or incorporated by reference, and will be furnished to any security holder upon request for such exhibit and payment of any reasonable expenses incurred by us. A security holder should send requests for any of the exhibits set forth below to Alphabet Holding Company, Inc., 2100 Smithtown Avenue, Ronkonkoma, New York 11779, Attention: General Counsel.

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 15, 2010, among NBTY, Inc., Alphabet Holding Company, Inc. and Alphabet Merger Sub, Inc.(1)
2.2	Stock Purchase Agreement among NBTY, Inc., Balance Bar Company, Balance Bar Holdings LLC dated November 19, 2012.(2)
3.1	Amended and Restated Certificate of Incorporation of Alphabet Holding Company, Inc.(3)
3.2	Second Amended and Restated By-Laws of Alphabet Holding Company, Inc.(3)
4.1	Indenture, dated as of October 17, 2012, between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee, governing the 7.75% / 8.50% Contingent Cash Pay Senior Notes due 2017.(4)
4.2	Form of 7.75% / 8.50% Contingent Cash Pay Senior Notes due 2017 (included as Exhibit A to Exhibit 4.1).
10.1	Employment Agreement, dated November 8, 2010, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Jeffrey A. Nagel(5)
10.2	Stock Option Agreement, dated December 6, 2010, by and between Alphabet Holding Company, Inc. and Jeffrey Nagel(5)
10.3	Stock Purchase Agreement, dated December 17, 2010, by and between Alphabet Holding Company, Inc. and Jeffrey Nagel(5)
10.4	Employment Agreement, dated May 24, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Michael Collins(6)
10.5	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(7)
10.6	Indemnification Agreement, dated May 18, 2011 between NBTY, Inc. and Harvey Kamil(6)
10.7	Letter Agreement, dated May 18, 2011, by and between NBTY, Inc. and Harvey Kamil(6)
10.8	Employment Agreement, dated April 25, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Karla Packer(6)
10.9	NBTY, Inc. Retirement Profit Sharing Plan(8)
10.10	Credit Agreement, dated October 1, 2010 (the "Credit Agreement"), among NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC and the other lenders party thereto.(5)
10.11	First Amendment and Refinancing Agreement, dated March 1, 2011, amending the Credit Agreement.(5)
10.12	Subsidiary Guaranty, dated October 1, 2010, from the Guarantors named therein in favor of the secured parties named in the Credit Agreement(5)
10.13	Security Agreement, dated October 1, 2010, from the Grantors named therein to Barclays Bank PLC.(5)
10.14	Form of Director Indemnification Agreement(5)
10.15	Equity Incentive Plan of Alphabet Holding Company, Inc.(5)

Exhibit No.	Description
10.16	Form of Stock Option Agreement for Equity Incentive Plan of Alphabet Holding Company, Inc.(5)
10.17	Executive Severance Pay Plan(8)
10.18	Form of Employment Agreement dated February 29, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Katia Facchetti.(9)
10.19	Form of Employment Agreement dated March 2, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Christopher S. Brennan.(9)
10.20	Employment Agreement, dated August 6, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.(10)
10.21	Employment Agreement, dated August 14, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Bernard O'Keefe.(4)
10.22	Second Amendment Agreement, dated October 11, 2012, amending the Credit Agreement.(4)
10.23	Third Amendment and Second Refinancing Agreement, dated March 21, 2013, by and among NBTY, Inc. as Borrower, Alphabet Holding Company, Inc., Barclays Bank PLC as Lead Arranger and Bookrunner, Barclays Bank PLC as Administrative Agent, and the banks and other financial institutions party thereto as lenders.(11)
10.24	Management Incentive Plan of NBTY, Inc. for U.S. based associates.(12)
10.25	Stockholders Agreement dated December 3, 2010 by and between Alphabet Holding Company, Inc. and certain Carlyle entities(3)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of Alphabet Holding Company, Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*
Filed herewith.

**
Pursuant to rule 406T of Regulation S-T, the Interactive Data Files included in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(1)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed July 16, 2010 (File #001-31788).

(2)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed November 26, 2012 (File #001-31788).

(3)
Incorporated by reference to Alphabet Holding Company, Inc.'s Registration Statement on Form S-4, filed February 22, 2013 (File #333-186802).

(4)
Incorporated by reference to NBTY, Inc.'s Form 10-K, filed November 27, 2012 (File #001-31788).

(5)
Incorporated by reference to NBTY, Inc.'s Registration Statement on Form S-4, filed March 21, 2011 (File #333-172973).

(6)
Incorporated by reference to NBTY, Inc.'s Amendment No. 1 to the Registration Statement on Form S-4/A, filed June 10, 2011 (File #333-172973).

(7)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed April 3, 2008 (File #001-31788).

(8)
Incorporated by reference to NBTY, Inc.'s Form 10-K, filed November 23, 2011 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed May 9, 2012 (File #001-31788).

(10)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed August 7, 2012 (File #001-31788).

(11)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed March 21, 2013 (File #001-31788).

(12)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed August 7, 2013 (File #001-31788).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHABET HOLDING COMPANY, INC. (Registrant)
By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer and Director

Dated: November 25, 2013

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JEFFREY NAGEL Jeffrey Nagel	Chief Executive Officer and Director (Principal Executive Officer)	November 25, 2013
/s/ MICHAEL COLLINS Michael Collins	Chief Financial Officer (Principal Financial Officer)	November 25, 2013
/s/ JOSEPH LOONEY Joseph Looney	Chief Accounting Officer	November 25, 2013
/s/ SANDRA HORBACH Sandra Horbach	Director (Chairman)	November 25, 2013
/s/ SUSAN ARNOLD Susan Arnold	Director	November 25, 2013
/s/ DAVID BERNAUER David Bernauer	Director	November 25, 2013
/s/ MARCO DE BENEDETTI Marco De Benedetti	Director	November 25, 2013
/s/ ROBERT ESSNER Robert Essner	Director	November 25, 2013
/s/ ALLAN HOLT Allan Holt	Director	November 25, 2013
/s/ ELLIOT WAGNER Elliot Wagner	Director	November 25, 2013

Alphabet Holding Company, Inc. and Subsidiary
Index to Consolidated Financial Statements
September 30, 2013, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alphabet Holding Company, Inc.:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alphabet Holding Company, Inc. and its subsidiary at September 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
New York, New York
November 25, 2013

Alphabet Holding Company, Inc. and Subsidiary
Consolidated Balance Sheets
September 30, 2013 and 2012
(in thousands, except share and per share amounts)

	2013	2012
Assets
Current assets:
Cash and cash equivalents	$198,589	$315,136
Accounts receivable, net	171,670	160,095
Inventories	739,952	719,596
Deferred income taxes	27,423	26,242
Other current assets	80,580	64,326

Total current assets	1,218,214	1,285,395
Property, plant and equipment, net	571,529	512,679
Goodwill	1,260,802	1,220,315
Intangible assets, net	1,960,351	1,951,804
Other assets	75,282	87,054

Total assets	$5,086,178	$5,057,247

Liabilities and Stockholders' Equity
Current liabilities:
Current portion long-term debt	$376	$—
Accounts payable	259,060	212,548
Accrued expenses and other current liabilities	226,843	190,352

Total current liabilities	486,279	402,900
Long-term debt	2,699,106	2,157,500
Deferred income taxes	751,419	726,406
Other liabilities	59,451	65,209

Total liabilities	3,996,255	3,352,015

Commitments and contingencies
Stockholders' equity:
Class A Common stock, $0.01 par; 3,300,000 shares authorized , 3,100,800 issued and outstanding	31	31
Class B Common stock, $0.01 par; 200,000 shares authorized , 159 and 139 issued and outstanding at September 30, 2013 and 2012	—	—
Capital in excess of par	1,004,026	1,554,852
Retained earnings	99,448	168,943
Accumulated other comprehensive loss	(13,582)	(18,594)

Total stockholders' equity	1,089,923	1,705,232

Total liabilities and stockholders' equity	$5,086,178	$5,057,247

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary
Consolidated Statements of Income and Comprehensive Income (Loss)
Years Ended September 30, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Net sales	$3,163,041	$2,999,733	$2,864,427

Costs and expenses:
Cost of sales	1,700,909	1,608,436	1,641,887
Advertising, promotion and catalog	189,485	164,298	152,021
Selling, general and administrative	910,531	832,629	788,719
Merger expenses	—	—	44,479
Facility restructuring charges	32,695	—	—

	2,833,620	2,605,363	2,627,106

Income from operations	329,421	394,370	237,321

Other income (expense):
Interest	(191,280)	(158,584)	(195,566)
Miscellaneous, net	1,693	(1,003)	1,933

	(189,587)	(159,587)	(193,633)

Income from continuing operations before income taxes	139,834	234,783	43,688
Provision for income taxes on continuing operations	40,386	65,264	10,989

Income from continuing operations	99,448	169,519	32,699
Loss from discontinued operations, net of income taxes	—	(23,048)	(2,780)

Net income	99,448	146,471	29,919

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes	(680)	23,107	(20,196)
Change in fair value of interest rate and cross currency swaps, net of taxes	5,692	(3,936)	(17,569)

Comprehensive income (loss)	$104,460	$165,642	$(7,846)

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2013, 2012 and 2011
(in thousands)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholder's Equity
Balance at September 30, 2010	3,100	$31	—	$—	$(31)	$(7,447)	$—	$(7,447)
Components of comprehensive loss:
Net income						29,919		29,919
Foreign currency translation adjustment, net of taxes							(20,196)	(20,196)
Change in fair value of interest rate and cross currency swaps, net of taxes							(17,569)	(17,569)

Comprehensive loss:								$(7,846)

Issuance of stock	1	—		—				—
Capital contribution from Carlyle					1,550,400			1,550,400
Stock-based compensation					1,788			1,788

Balance at September 30, 2011	3,101	31	—	—	1,552,157	22,472	(37,765)	1,536,895
Components of comprehensive income:
Net income						146,471		146,471
Foreign currency translation adjustment, net of taxes							23,107	23,107
Change in fair value of interest rate and cross currency swaps, net of taxes							(3,936)	(3,936)

Comprehensive income:								$165,642

Exercise of stock options			—	—	15			15
Stock-based compensation					2,680			2,680

Balance at September 30, 2012	3,101	31	—	0	1,554,852	168,943	(18,594)	1,705,232
Components of comprehensive income:
Net income						99,448		99,448
Foreign currency translation adjustment, net of taxes							(680)	(680)
Change in fair value of interest rate and cross currency swaps, net of taxes							5,692	5,692

Comprehensive income:								$104,460

Exercise of stock options			—	—	30			30
Buyback of stock					(160)			(160)
Dividend					(552,739)	(168,943)		(721,682)
Stock-based compensation					2,043			2,043

Balance at September 30, 2013	3,101	$31	—	$—	$1,004,026	$99,448	$(13,582)	$1,089,923

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2013, 2012 and 2011
(in thousands)

	2013	2012	2011
Cash flows from operating activities:
Net Income	$99,448	$146,471	$29,919
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Impairments and disposals of assets	5,269	764	2,104
Loss from discontinued operations	—	23,048	2,780
Depreciation of property, plant and equipment	64,883	58,311	55,589
Amortization of intangible assets	45,753	43,960	44,086
Foreign currency transaction (gain) loss	(946)	(289)	64
Amortization of financing fees	20,557	14,411	15,076
Write-off of financing fees	5,383	9,289	20,824
Stock-based compensation	2,043	2,680	1,788
Allowance for doubtful accounts	(2,587)	297	5,468
Amortization of incremental inventory fair value	2,417	—	122,104
Inventory reserves	2,042	(2,652)	22,364
Deferred income taxes	1,507	(17,057)	(30,934)
Call premium on term loan	(15,075)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,696)	(22,380)	(9,692)
Inventories	(14,350)	(44,790)	(38,934)
Other assets	(3,292)	(2,147)	8,943
Accounts payable	45,753	16,097	28,101
Accrued expenses and other liabilities	34,606	5,491	3,082

Cash provided by operating activities of continuing operations	288,715	231,504	282,732

Cash provided by operating activities of discontinued operations	—	2,546	1,905

Net cash provided by operating activities	288,715	234,050	284,637

Cash flows from investing activities:
Purchase of property, plant and equipment	(129,220)	(86,314)	(43,999)
Proceeds from sale of building	7,548	—	—
Cash paid for acquisitions, net of cash acquired	(82,473)	—	(3,987,809)
Net proceeds from sale of discontinued operations	—	515	—

Cash used in investing activities of continuing operations	(204,145)	(85,799)	(4,031,808)

Cash used in investing activities of discontinued operations	—	—	(235)

Net cash used in investing activities	(204,145)	(85,799)	(4,032,043)

Cash flows from financing activities:
Principal payments under long-term debt agreements and capital leases	(603)	(229,375)	(13,554)
Payments of financing fees	(18,612)	—	(138,227)
Proceeds from Holdco notes, net of discount	539,000
Proceeds from borrowings under the revolver	80,000	—	—
Paydowns of borrowings under the revolver	(80,000)	—	—
Proceeds from borrowings	—	—	2,400,000
Capital contribution	—	—	1,550,400
Exercise of stock options	30	15	—
Dividends paid	(721,682)	—	—
Share repurchase	(160)

Cash (used in) provided by financing activities of continuing operations	(202,027)	(229,360)	3,798,619

Cash used in financing activities of discontinued operations	—	—	(381)

Net cash (used in) provided by financing activities	(202,027)	(229,360)	3,798,238

Effect of exchange rate changes on cash and cash equivalents	910	1,839	(2,909)

Net (decrease) increase in cash and cash equivalents	(116,547)	(79,270)	47,923
Change in cash for discontinued operations	—	1,071	3,734
Cash and cash equivalents at beginning of year	315,136	393,335	341,678

Cash and cash equivalents at end of year	$198,589	$315,136	$393,335

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements
(in thousands, except share amounts)

1.    Nature of Business

        Alphabet Holding Company, Inc. ("Holdings"), and together with its subsidiary, NBTY, Inc.("NBTY"), together with NBTY's Subsidiaries, (the "Company," "we," or "us") is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We market over 25,000 individual stock keeping units ("SKUs") under numerous owned and private-label brands, including Nature's Bounty®, Ester-C®, Balance Bar®, Solgar®, MET-Rx®, American Health®, Osteo Bi-Flex®, Flex-A-Min®, SISU®, Knox®, Sundown®, Pure Protein®, Body Fortress®, WORLDWIDE Sport Nutrition®, Natural Wealth®, Puritan's Pride®, Holland & Barrett®, GNC® (UK), Physiologics®, De Tuinen®, Essenza® and Vitamin World®.

2.    Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

        On October 1, 2010, pursuant to an Agreement and Plan of Merger, dated as of July 15, 2010, among NBTY, Holdings (a Delaware corporation formed by an affiliate of TC Group, L.L.C. (d/b/a The Carlyle Group)) and Alphabet Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Holdings ("Merger Sub") formed solely for the purpose of entering into the Merger, Merger Sub merged with and into NBTY with NBTY as the surviving corporation (also referred herein as the "Merger" or the "Acquisition"). As a result of the Merger, NBTY became a wholly owned subsidiary of Holdings. See Note 3 for further information.

        Merger Sub was determined to be the acquirer for accounting purposes and therefore, the Acquisition was accounted for using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interests. Accordingly, the purchase price of the Acquisition has been allocated to the Company's assets and liabilities based upon their estimated fair values at the acquisition date.

        Our financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP"). The consolidated financial statements include the financial statements of the Company and its wholly-owned subsidiaries. All inter-company balances and transactions are eliminated in consolidation.

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

        All amounts related to discontinued operations are excluded from the notes to the consolidated financial statement unless otherwise indicated. See Note 5 for additional information about discontinued operations.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and obsolescence; valuation and recoverability of long-lived assets, including goodwill; stock-based compensation; income taxes; and accruals for the outcome of current litigation.

Cash and Cash Equivalents

        We consider all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The delivery terms for most sales within the wholesale and direct response segments are F.O.B. destination. Generally, title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to retail store operations, we recognize revenue upon the sale of products to customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns and other promotional program incentive allowances.

Sales Returns and Other Allowances

        Allowance for sales returns:    Estimates for sales returns are based on a variety of factors, including actual return experience of specific products or similar products. We are able to make reasonable and reliable estimates of product returns based on our 40 year history in this business. We also review our estimates for product returns based on expected return data communicated to us by customers. Additionally, we monitor the levels of inventory at our largest customers to avoid excessive customer stocking of merchandise. Allowances for returns of new products are estimated by reviewing data of any prior relevant new product return information. We also monitor the buying patterns of the end-users of our products based on sales data received by our retail outlets in North America and Europe.

        Promotional program incentive allowances:    We estimate our allowance for promotional program incentives based upon specific outstanding marketing programs and historical experience. The allowance for sales incentives offered to customers is based on various contractual terms or other arrangements agreed to in advance with certain customers. Generally, customers earn such incentives as specified sales volumes are achieved. We accrue these incentives as a reduction to sales either at the

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

time of sale or over the period of time in which they are earned, depending on the nature of the program.

        Allowance for doubtful accounts:    We perform on-going credit evaluations of our customers and adjust credit limits based upon payment history and the customer's current credit worthiness, as determined by our review of current credit information. We estimate bad debt expense based upon historical experience as well as specifically identified customer collection issues to adjust the carrying amount of the related receivable to its estimated realizable value.

        Accounts receivable are presented net of the following reserves at September 30:

	2013	2012
Allowance for sales returns	$13,549	$10,360
Promotional program incentive allowances	82,827	71,845
Allowance for doubtful accounts	2,472	5,244

	$98,848	$87,449

Inventories

        Inventories are stated at the lower of cost (first-in first-out method) or market. The cost elements of inventories include materials, labor and overhead. In evaluating whether inventories are stated at the lower of cost or market, we consider such factors as the amount of inventory on hand, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. Based on this evaluation, we record an adjustment to cost of goods sold to reduce inventories to net realizable value.

Property, Plant and Equipment

        Property, plant and equipment are carried at cost. Depreciation is charged on a straight-line basis over the estimated useful lives of the related assets. The costs of normal maintenance and repairs are charged to expense when incurred. Expenditures which significantly improve or extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the estimated useful lives of the related assets or the remaining lease term. Upon sale or disposition, the related cost and accumulated depreciation are removed from the accounts and the resulting gain or loss, if any, is reflected in earnings.

Capitalized Software Costs

        We capitalize certain costs related to the acquisition and development of software for internal use and amortize these costs using the straight-line method over the estimated useful life of the software. These costs are included in property, plant and equipment in the accompanying Consolidated Balance Sheets.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangibles are tested for impairment annually or more frequently if impairment indicators are present. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) a history of cash flow losses at retail stores; (ii) significant changes in the manner or use of the acquired assets in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes. Our annual impairment testing date is as of July 1, the first day of our fourth quarter. No impairment adjustments were deemed necessary based on our evaluations. We use a combination of the income and market approaches to estimate the fair value of our reporting units. A 10% change in the estimate of fair value would not have impacted our assessment.

        Goodwill is tested for impairment using a two-step process. In the first step, the fair value of a reporting unit is compared to its carrying value. If the fair value of a reporting unit exceeds the carrying value of the net assets assigned to a reporting unit goodwill is not considered impaired and no further testing is required. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. We use a combination of the income and market approaches to estimate the fair value of our reporting units. For our indefinite-lived intangible assets, if the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

        The fair value of our trademarks is determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. The evaluation of indefinite-lived intangible assets for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow of our business.

        We base our fair value estimates on assumptions we believe to be reasonable at the time, but such assumptions are subject to inherent uncertainty. If actual external conditions or future operating results differ from our judgments, this may result in an impairment of our goodwill and/or intangible assets. An impairment charge would reduce operating income in the period it was determined that the charge was needed.

Impairment of Long-Lived Assets

        We evaluate the need for an impairment charge relating to long-lived assets, including definite lived intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset group to its expected future net cash flows generated by the asset group. If the carrying amount of an asset group exceeds its estimated undiscounted future cash flows, the carrying amount is compared to its fair value and an impairment charge is recognized to the extent of the difference. On a quarterly basis, we assess whether events or changes in circumstances occur that potentially indicate that the carrying value of long-lived assets may not be recoverable. Considerable management judgment is necessary to estimate projected future operating cash flows. Accordingly, if actual results fall short of such estimates, significant future impairments could result.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Income Taxes

        We recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We estimate the degree to which tax assets and credit carryforwards will result in a benefit based on expected profitability by tax jurisdiction. A valuation allowance for such tax assets and loss carryforwards is provided when it is determined that such assets will, more likely than not, go unused. If it becomes more likely than not that a tax asset will be used, the related valuation allowance on such assets would be reversed. Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, we operate within multiple taxing jurisdictions and are subject to audit in these jurisdictions. We believe adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Accruals for Litigation and Other Contingencies

        We are subject to legal proceedings, lawsuits and other claims related to various matters. We are required to assess the likelihood of any adverse judgments or outcomes to these matters as well as potential ranges of probable losses. We determine the amount of reserves needed, if any, for each individual issue based on our knowledge and experience and discussions with legal counsel. These reserves may change in the future due to new developments in each matter (including the enactment of new laws), the ultimate resolution of each matter or changes in approach, such as a change in settlement strategy. In some instances, we may be unable to make a reasonable estimate of the liabilities that may result from the final resolution of certain contingencies disclosed and accordingly, no reserve is recorded until such time that a reasonable estimate may be made.

Shipping and Handling Costs

        We incur shipping and handling costs in all divisions of our operations. These costs, included in selling, general and administrative expenses in the consolidated statements of income, were $92,062, $85,784 and $80,072 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively. Of these amounts, $14,050, $13,831 and $16,660 have been billed to customers and are included in net sales for the fiscal years ended September 30, 2013, 2012 and 2011, respectively.

Advertising, Promotion and Catalog

        We expense the production costs of advertising as incurred, except for the cost of mail order catalogs, which are capitalized and amortized over our expected period of future benefit, which typically approximates two months. Capitalized costs for mail order catalogs at September 30, 2013 and 2012 were $740 and $477, respectively. Total mail order catalog expense was $7,713, $9,378 and $10,395 for the fiscal years ended September 30, 2013, 2012 and 2011, respectively, and is included in advertising, promotion and catalog in the consolidated statements of income.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Foreign Currency

        The functional currency of our foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into US dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are accumulated in a separate component of Stockholders' equity.

Derivatives and Hedging Activities

        All derivative financial instruments are recognized as either assets or liabilities in the consolidated balance sheet and measurement of those instruments is at fair value. Changes in the fair values of these derivatives are reported in earnings or other comprehensive income (loss) depending on the designation of the derivative and whether it qualifies for hedge accounting. For derivatives that have been formally designated as cash flow hedges (interest rate swap agreements), the effective portion of changes in the fair value of the derivative is recorded in other comprehensive income and reclassified into earnings when interest expense on the underlying borrowings is recognized. For hedges of the net investment in foreign subsidiaries (cross currency swap agreements), changes in fair value of the derivative are recorded in other comprehensive income (loss) to offset the change in the value of the net investment being hedged. We do not use derivative financial instruments for trading purposes.

Recent Accounting Developments

        In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income ("AOCI"). This new guidance requires entities to present (either on the face of the income statement or in the notes hereto) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance has been effective for us beginning October 1, 2013. Other than requiring additional disclosures, the Company does not anticipate material impacts on our financial statements upon adoption.

        In March 2013, the FASB issued guidance on a parent's accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning on October 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

        In July 2013, the FASB issued guidance which amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss carryforward whenever the net operating loss carryforward or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This guidance is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

3.    Carlyle Merger

        On October 1, 2010, an affiliate of The Carlyle Group ("Carlyle") completed its Acquisition of NBTY for $55.00 per share of NBTY's common stock, or $3,570,191, plus the repayment of NBTY's historical debt of $427,367 (which includes accrued interest and a redemption premium on the notes) and net of cash acquired of $361,609 (which includes restricted cash collateral of $15,126) for a total net purchase price of $3,635,949. The purchase price was funded through the net proceeds from our $1,750,000 senior credit facilities, the issuance of $650,000 senior notes and a cash equity contribution from Holdings.

        In connection with the Acquisition, the following transactions occurred:

  •
  investment funds affiliated with Carlyle and certain co-investors capitalized Holdings with an aggregate equity contribution of $1,550,400;

  •
  Merger Sub, a subsidiary of Holdings formed solely for the purpose of completing the Acquisition, issued $650,000 aggregate principal amount of 9% senior notes due 2018 (the "Notes") and entered into senior credit facilities consisting of (1) senior secured term loan facilities of $1,750,000 and (2) a senior secured revolving credit facility with commitments of $250,000. (See Note 12 for information related to the subsequent refinancing of the senior credit facilities);

  •
  at the effective time of the Merger, each share of NBTY's common stock outstanding and each restricted stock unit outstanding immediately before the effective time of the Merger was cancelled and converted into the right to receive $55.00 per share in cash, without interest, less applicable withholding tax;

  •
  at the effective time of the Merger, each outstanding and unexercised option to purchase shares of NBTY's common stock, whether or not then vested, was cancelled and entitled the holder thereof to receive a cash amount equal to the excess of $55.00 over the per-share exercise price of such option, without interest, less applicable withholding tax;

  •
  NBTY's existing 7 1/8% senior subordinated notes due 2015 were satisfied and discharged and certain indebtedness of NBTY was repaid, including its existing credit facilities, its multi-currency term loan facility and mortgage; and

  •
  approximately $184,600 of fees and expenses were incurred related to the foregoing, which included capitalized financing costs of $115,431 (of which $1,524 in financing costs were paid in fiscal 2010).

        We refer to the Merger, the Acquisition, the equity contribution from Holdings, the borrowings under our senior credit facilities, the issuance of the 9% senior notes and the other transactions described above collectively as the "Transactions."

        The Acquisition was recorded using the acquisition method of accounting in accordance with the accounting guidance for business combinations and non-controlling interests. The purchase price has been allocated to assets acquired and liabilities assumed based on the estimated fair value of such assets and liabilities at the date of the Acquisition.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

4.    Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involves the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities. Facilities that will be impacted by the restructuring include facilities in Carson, California; South Plainfield, New Jersey; Lyndhurst, New Jersey and Wilson, North Carolina.

        The restructuring plan commenced in the second quarter of fiscal 2013 and is expected to be completed in fiscal 2014. The restructuring is expected to result in cumulative charges of approximately $33,000 before tax over that period, of which non-cash charges consist primarily of incremental depreciation of approximately $12,588.

        Facility restructuring charges for the fiscal year ended September 30, 2013 were $16,752 for severance and employee related costs, $12,588 for excess depreciation, and $3,355 for other facility costs.

        The following summarizes the restructuring cash charges recorded and reconciles these charges to accrued expenses:

	Workforce Reductions	Facility Costs	Total
Restructuring accrual—October 1, 2012	$—	$—	$—
Charges	16,752	3,355	20,107
Cash payments	(4,316)	(564)	(4,880)
Other	—	(142)	(142)

Restructuring accrual—September 30, 2013	$12,436	$2,649	$15,085

5.    Discontinued Operations

Julian Graves

        On July 2, 2012, in accordance with the provisions of the United Kingdom Insolvency Act of 1986 and pursuant to a resolution of the board of directors of Julian Graves Limited, a company organized under the laws of the United Kingdom and Wales (the "UK Debtor") and an indirect, wholly-owned subsidiary of the Company, representatives from Deloitte LLP (the "Administrators") were appointed as administrators in respect of the UK Debtor (the "UK Administration"). The UK Administration, which was limited to the UK Debtor, was initiated in response to continuing operating losses of the UK Debtor and their related impact on the Company's cash flows. The effect of the UK Debtor's entry into administration was to place the management, affairs, business and property of the UK Debtor under the direct control of the Administrators. The Administrators have wound the operations down and there are no material adjustments anticipated.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

5.    Discontinued Operations (Continued)

        The results of the Julian Graves business included in discontinued operations (previously in the European Retail Segment) for the fiscal years ended September 30, 2012 and 2011 are summarized in the following table:

	2012	2011
Net sales	$43,999	$74,876
Impairments and deconsolidation loss	(27,509)	—
Operating loss before income taxes	(27,682)	(2,855)
Income tax benefit	9,065	999
Loss, net of income taxes	(18,617)	(1,856)

        As of June 30, 2012, the carrying value of all assets relating to the UK Debtor were evaluated and an impairment of $20,106, primarily relating to the Julian Graves Tradename, was recorded. As of July 2, 2012, concurrent with the transfer of control of the UK Debtor to the Administrator, a deconsolidation loss of approximately $7,403 was recorded.

Le Naturiste

        On August 31, 2012 we sold certain assets and liabilities of our subsidiary Le Naturiste, Inc. for a net sales price of $1,600. The sale of Le Naturiste resulted in a loss of approximately $3,088 which is included in discontinued operations for the year ended September 30, 2012. The results of the Le Naturiste business included in discontinued operations (previously in the North American Retail Segment) for the fiscal years ended September 30, 2012 and 2011 are summarized in the following table:

	2012	2011
Net sales	$17,228	$19,188
Loss on sale of business	(3,088)	—
Operating loss before income taxes	(4,431)	(924)
Income tax benefit	—	—
Loss, net of income taxes	(4,431)	(924)

6.    Acquisitions

  Balance Bar

        On November 26, 2012, NBTY acquired all of the outstanding shares of Balance Bar Company ("Balance Bar"), a company that sells and markets nutritional bars, for a purchase price of $77,978 of cash. NBTY used funds drawn from the revolving portion of our senior secured credit facilities to finance this acquisition.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

6.    Acquisitions (Continued)

        The purchase price has been allocated to assets acquired and liabilities assumed based on the fair value of such assets and liabilities at the date of the acquisition. The allocation of the purchase price is as follows:

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

  Essenza

        In June 2013, our subsidiary, NBTY Europe Limited, acquired Essenza N.V. ("Essenza"), a Belgian company operating 13 retail stores, for a net purchase price of approximately $4,163 (€3,200 Euros). The allocation of net assets acquired consisted of cash, inventory, property, plant and equipment, tradename, goodwill, accounts payable and accrued liabilities and long term debt. The goodwill of approximately $3,700 associated with this acquisition is not currently deductible for tax purposes.

        Proforma financial information and actual year to date results related to Essenza and Balance Bar are not provided as their impact was not material to our consolidated financial statements, individually or in the aggregate.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

7.    Inventories

        The components of inventories are as follows at September 30:

	2013	2012
Raw materials	$195,713	$169,735
Work-in-process	25,068	20,637
Finished goods	519,171	529,224

Total	$739,952	$719,596

8.    Property, Plant and Equipment

        Property, plant and equipment is as follows at September 30:

	2013	2012	Depreciation and amortization period (years)
Land	$70,597	$69,745
Buildings and leasehold improvements	272,833	232,076	4–40
Machinery and equipment	166,810	132,292	3–13
Furniture and fixtures	103,259	82,285	3–10
Computer software and equipment	81,356	25,407	3–7
Transportation equipment	6,044	5,871	3–4
Construction in progress	42,487	77,569

	743,386	625,245
Less accumulated depreciation and amortization	171,857	112,566

	$571,529	$512,679

        Included in construction in process are assets related to implementing a new world-wide ERP system. For fiscal 2013 and 2012, interest capitalized into property, plant and equipment was $3,219 and $1,349, respectively.

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2013, 2012 and 2011 was approximately $64,883, $58,311 and $55,589, respectively.

9.    Goodwill and Intangible Assets

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2013 and 2012 are as follows:

	Wholesale/ US Nutrition	European Retail	Direct Response/ E-Commerce	North American Retail	Consolidated
Balance at September 30, 2011	$608,974	$312,496	$264,985	$25,744	$1,212,199
Foreign currency translation	4,587	3,529	—	—	8,116

Balance at September 30, 2012	613,561	316,025	264,985	25,744	1,220,315

Acquisitions	35,500	4,147	—	—	39,647
Foreign currency translation	(3,841)	4,681	—	—	840

Balance at September 30, 2013	$645,220	$324,853	$264,985	$25,744	$1,260,802

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

9.    Goodwill and Intangible Assets (Continued)

Other Intangible Assets

        The carrying amounts of acquired other intangible assets are as follows at September 30:

	2013		2012
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands and customer relationships	$913,971	$116,330	$885,866	$76,893	17–25
Tradenames and other	177,903	16,677	151,745	10,686	20–30

	1,091,874	133,007	1,037,611	87,579
Indefinite lived intangible asset
Tradenames	1,001,484	—	1,001,772	—

Total intangible assets	$2,093,358	$133,007	$2,039,383	$87,579

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of income in selling, general and administrative expenses in fiscal 2013, 2012 and 2011 was $45,753, $43,960 and $44,086, respectively.

        Assuming no changes in our other intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

10.    Merger Expenses

        In connection with the Carlyle Merger described in Note 3, in fiscal 2011 we incurred $44,479 of Merger expenses which consisted of $15,660 in financing costs associated with an unused bridge loan, $14,324 for a portion of the transaction fee paid to Carlyle and $14,495 of other Merger related costs.

11.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows at September 30:

	2013	2012
Accrued compensation and benefits	$53,491	$49,992
Accrued interest	47,041	29,358
Income taxes payable	6,128	9,416
Other	120,183	101,586

	$226,843	$190,352

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Long-Term Debt

        Long-term debt consists of the following at September 30:

	2013	2012
Senior Credit Facilities:
Term loan B-2	$1,507,500	$1,507,500
Holdco Notes	550,000	—
Notes	650,000	650,000
Other	1,281	—

	2,708,781	2,157,500
Less: current portion	(376)	—
Less: unamortized discount on Holco Notes	(9,299)

Total	$2,699,106	$2,157,500

  Senior Credit Facilities

        On October 1, 2010, NBTY entered into its senior secured credit facilities (the "senior secured credit facilities") consisting of a $250,000 revolving credit facility, a $250,000 term loan A and a $1,500,000 term loan B.

        On March 1, 2011, NBTY, Holdings and Barclays Bank PLC, as administrative agent, and several other lenders entered into the First Amendment and Refinancing Agreement (the "First Refinancing") pursuant to which NBTY repriced its loans and amended certain other terms of its credit agreement.

        As a result of the Refinancing, $20,824 of previously capitalized deferred financing costs were expensed. In addition, $2,394 of the call premium on term loan B and termination costs on interest rate swap contracts of $1,525 were expensed. Financing costs capitalized in connection with the Refinancing of $24,320, consisting of bank fees of approximately $11,714 and the remaining portion of the call premium on term loan B of $12,606, will be amortized over the remaining term using the effective interest rate method.

        On December 30, 2011, NBTY prepaid $225,000 of its future principal payments on its term loan B-1. As a result of this prepayment $9,289 of deferred financing costs were charged to interest expense. In accordance with the prepayment provisions of the credit agreement governing the senior secured credit facilities, future scheduled payments of principal will not be required until the final balloon payment in October 2017.

        In November 2012, NBTY drew $80,000 from the revolving portion of its senior secured credit facilities to finance the acquisition of Balance Bar. As of June 30, 2013, NBTY repaid this borrowing in its entirety.

        On March 21, 2013 (the "Second Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 term loan B-2. Borrowings under term loan B-2 bear interest at a floating rate which can be, at NBTY's option, either (i) Eurodollar (LIBOR) rate plus an

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Long-Term Debt (Continued)

applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a Eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for Eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call premium on term loan B-1, were expensed and included in interest expense. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method. We intend to fund working capital and general corporate purposes, including permitted acquisitions and other investments, with cash flows from operations as well as borrowings under our revolving credit facility.

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

        NBTY must make prepayments on the term loan B-2 facility with the net cash proceeds of certain asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under our senior secured credit facilities unless specifically incurred to refinance a portion of our senior secured credit facilities) and 50% of excess cash flow, as defined in the credit agreement (such percentage subject to reduction based on achievement of total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. NBTY is also required to make prepayments under its revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans,

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Long-Term Debt (Continued)

advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, our senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all covenants under the senior secured credit facilities at September 30, 2013. All other financial covenants in the original credit agreement governing the senior secured credit facilities were removed as part of the First Refinancing.

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

        On and after October 1, 2014, NBTY may redeem the Notes, at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and additional interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on October 1 of the years set forth below:

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

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Long-Term Debt (Continued)

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at September 30, 2013.

Holdco Notes

        On October 17, 2012, Holdings, issued $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes will accrue at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. The first interest payment was made on May 1, 2013. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing the Notes and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral, and the Holdco Notes are not reflected in NBTY's financial statements. The proceeds from the offering of the Holdco Notes, along with $200,000 of cash on hand from NBTY, as described below, were used to pay transaction fees and expenses and a $721,682 dividend to Holdings' shareholders in October 2012.

        On October 11, 2012, NBTY amended its credit agreement to allow Holdings, to issue the Holdco Notes. In addition, among other things, the amendment (i) increased the general restricted payments basket to $50,000, as defined in the credit agreement, (ii) increased the maximum total leverage ratio test which governs the making of restricted payments using Cumulative Credit (as defined in the credit agreement) and (iii) modified the definition of Cumulative Credit so that it conforms to the builder basket used in NBTY's indenture governing the Notes. Interest on the Holdco Notes will be paid via dividends from NBTY to Holdings, to the extent that it is permitted under our credit agreement and the indenture governing the Notes. Expenses of $6,121 related to the amendment were capitalized as a deferred financing cost and will be amortized using the effective interest method. In conjunction with the amendment, NBTY paid Holdings a dividend of $193,956 in October 2012.

        Interest on the Holdco Notes shall be payable entirely in cash ("Cash Interest") to the extent that it is less than the maximum amount of allowable dividends and distributions plus any cash at Holdings ("Applicable Amount") as defined by the indenture governing the Holdco Notes. During fiscal 2013 dividends of $22,970 were paid by NBTY to Holdings in order to pay interest on the Holdco Notes.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Long-Term Debt (Continued)

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

        The interest on the Holdco Notes was paid in cash on May 1, 2013 and November 1, 2013 and was funded by a dividend of $22,970 and $21,313, respectively from NBTY.

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

13.    Fair Value of Financial Instruments

        GAAP establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. GAAP also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Fair Value of Financial Instruments (Continued)

minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

        The following table summarizes the assets and liabilities measured at fair value on a recurring basis at September 30, 2013 and 2012:

	2013			2012
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets (liabilities):
Current (included in other current liabilities):
Interest rate swaps	$—	$(5,268)	$—	$—	$(7,751)	$—
Cross currency swaps	$—	$—	$(3,855)	$—	$—	$(3,818)
Non-current (included in other liabilities):
Interest rate swaps	$—	$(1,066)	$—	$—	$(5,777)	$—
Cross currency swaps	$—	$—	$(18,399)	$—	$—	$(21,044)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 12.4 to 15.0 (13.5 weighted average).

        The following table shows the activity related to net investment hedges for the fiscal years ended September 30, 2013 and 2012:

	2013	2012
Beginning balance:	$(24,862)	$(11,126)
Unrealized gain (loss) on hedging instruments	2,608	(13,736)

Ending balance:	$(22,254)	$(24,862)

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Fair Value of Financial Instruments (Continued)

Assets Re-measured at Fair Value on a Non-recurring Basis

        In connection with the UK Administration (See Note 5), we re-measured the Julian Graves tradename and certain fixed assets using Level 3 inputs, which resulted in an impairment of $20,106 in fiscal 2012.

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments.

        During December 2010, we entered into three interest rate swap contracts that were subsequently terminated in connection with the Refinancing, resulting in a termination payment of $1,525. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreases to $266,666 in December 2012, decreases to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness will be assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method and will be recognized in current earnings. Hedge ineffectiveness from inception to September 30, 2013 was insignificant. Hedge ineffectiveness is recorded in Miscellaneous, net.

Cross Currency Swaps

        To manage the potential exposure from adverse changes in currency exchange rates, specifically the British pound, arising from our net investment in British pound denominated operations, during December 2010, we entered into three cross currency swap contracts to hedge a portion of the net investment in our British pound denominated foreign operations. The aggregate notional amount of the swap contracts is 194,200 British pounds (approximately $300,000 U.S. dollars), with a forward rate of 1.56, and a termination date of September 30, 2017.

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness for the years ended September 30, 2013 and 2012 resulted in (income) expense of ($1,611) and $3,358, respectively, and for the year ended September 30, 2011, hedge ineffectiveness was insignificant and is recorded in Miscellaneous, net.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Fair Value of Financial Instruments (Continued)

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the years ended September 30, 2013 and 2012:

	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
	2013	2013	2012	2012
Cash Flow Hedges:
Interest rate swaps	$(3,500)	$(7,904)	$(6,895)	$(9,326)
Net Investment Hedges:
Cross currency swaps	1,287	—	(6,367)	—

Total	$(2,213)	$(7,904)	$(13,262)	$(9,326)

Notes and Holdco Notes

        The fair value of the Notes and Holdco Notes, based on quoted market prices (Level 2), was approximately $713,375 and $565,125, respectively, as of September 30, 2013.

Term loan B-2

        The face amount of the term loan B-2 is $1,507,500, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

Other Fair Value Considerations

        During the fourth quarter of each year, the Company evaluates goodwill at the reporting unit level and indefinite-lived intangibles for impairment using market data and a cash flow model using Level 3 inputs. Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be Level 3 inputs.

14.    Litigation Summary

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine- based dietary supplements, under various states' consumer protection statutes. The lawsuits against NBTY and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

14.    Litigation Summary (Continued)

consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief); Jennings v. Rexall Sundown, Inc. (filed August 22, 2011) in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages,, and Nunez v. NBTY, Inc. et al. (filed March 1, 2013) in the United States District Court for the Southern District of California (the "Nunez Case"), on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus injunctive relief, as well as other cases in California and Illinois against certain wholesale customers as to which we may have certain indemnification obligations. The Nunez case settled on an individual basis on June 20, 2013.

        In March 2013, NBTY agreed upon a proposed settlement with the remaining plaintiffs, which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the range of $8,000 to $15,000. The settlement has been preliminarily approved by the court. An initial Fairness Hearing took place on October 4, 2013 and continued on November 20, 2013 for final approval. It is anticipated the court will issue an order by December 31, 2013. Until such settlement is finally approved and entered by the court, however, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY. NBTY recorded a provision of $12,000 as the Company's best estimate associated with this proposed settlement.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, audits, claims, suits and complaints (including product liability, false advertising, intellectual property, escheat laws and Proposition 65 claims) arise from time to time in the ordinary course of our business. We believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial condition, cash flows or results of operations, if adversely determined against us.

15.    Income Taxes

        Income before provision for income taxes consists of the following components:

	2013	2012	2011
United States	$(34,072)	$76,096	$(80,927)
Foreign	173,906	158,687	124,615

	$139,834	$234,783	$43,688

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Income Taxes (Continued)

        Provision for income taxes consists of the following:

	2013	2012	2011
Federal
Current	$(3,017)	$32,287	$3,712
Deferred	6,445	(15,315)	(29,177)
State
Current	1,869	5,261	3,637
Deferred	(4,106)	(2,275)	(3,490)
Foreign
Current	40,027	44,773	34,574
Deferred	(832)	533	1,733

Total provision	$40,386	$65,264	$10,989

        The following is a reconciliation of the income tax expense computed using the statutory Federal income tax rate to the actual income tax expense and the effective income tax rate.

	2013		2012		2011
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$48,942	35.0%	$82,174	35.0%	$15,291	35.0%
State income taxes, net of federal income tax benefit	(2,237)	(1.6%)	1,566	0.6%	(1,125)	(2.6%)
Change in valuation allowance	(1,259)	(0.9%)	(539)	(0.1%)	786	1.8%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested	(5,645)	(4.0%)	(8,476)	(3.6%)	(3,625)	(8.3%)
Domestic manufacturing deduction	(481)	(0.3%)	(1,918)	(0.8%)	(1,874)	(4.3%)
Transaction costs	—	0.0%	—	0.0%	1,164	2.7%
Tax benefit attributable to Le Naturiste sale	—	0.0%	(7,792)	(3.3%)	—	0.0%
Other	1,066	0.8%	249	0.0%	372	0.8%

	$40,386	28.9%	$65,264	27.8%	$10,989	25.1%

        The difference in the effective rate in fiscal 2013 as compared to the statutory rate is mainly attributable to the restructuring which had a favorable impact on our state tax rate due to the closing of facilities in California (a relatively high tax state) and the partial indefinite reinvestment of foreign earnings.

        The difference in the effective rate in fiscal 2012 as compared to the statutory rate is mainly attributable to the benefit attributable to the sale of Le Naturiste, as well as the partial indefinite reinvestment of certain foreign earnings in the year.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Income Taxes (Continued)

        The difference in the effective rate in fiscal 2011 as compared to the statutory rate is mainly attributable to certain foreign benefits and other deductions that became higher in proportion to the net tax expense and thus decreased the effective tax rate for fiscal 2011.

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2013	2012
Deferred tax assets:
Inventory reserves and UNICAP	$10,543	$7,652
Accrued expenses and reserves not currently deductible	20,789	18,860
Other comprehensive income	13,282	13,522
Foreign and state tax credits	113,766	88,296
Foreign net operating losses	11,863	13,660
Valuation allowance	(14,116)	(14,867)

Total deferred income tax assets, net of valuation allowance	156,127	127,123

Deferred tax liabilities:
Depreciation	(52,557)	(45,515)
Intangibles	(707,679)	(696,814)
Undistributed foreign earnings	(119,887)	(84,958)

Total deferred income tax liabilities	(880,123)	(827,287)

Total net deferred income tax liabilities	(723,996)	(700,164)
Less current deferred income tax assets	(27,423)	(26,242)

Long-term deferred income tax liabilities	$(751,419)	$(726,406)

        At September 30, 2013 and 2012, we had the following foreign net operating losses, foreign tax credit and New York State ("NYS") investment tax credit carryforwards:

	2013	2012
Foreign net operating losses	$30,798	$32,469
Foreign tax credit	109,959	84,810
NYS investment tax credit carryforwards	3,807	3,486

        At September 30, 2013 and 2012, we maintained the following valuation allowances:

	2013	2012
NYS investment tax credit carryforwards	$3,807	$3,486
Foreign loss carryforwards	10,309	11,381

        The NYS investment tax credits expire primarily between 2014 and 2029 and the foreign net operating loss carryforwards expire in accordance with applicable tax law. We provide a valuation allowance for these credit and loss carryforwards because we do not consider realization of such assets to be more likely than not. We continue to monitor the need for these valuation allowances on an on-going basis.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Income Taxes (Continued)

        At September 30, 2013, we had $135,138 of undistributed international earnings on which we have not provided any U.S. tax expense as we intend to permanently reinvest these earnings outside of the U.S. If these earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

        The change in the valuation allowance for the fiscal years ended September 30, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Beginning balance	$(14,867)	$(15,404)	$(14,618)
NYS investment tax credit carryforwards (generated) /utilized	(321)	(694)	319
Foreign net operating losses utilized/(generated)	1,580	1,231	(1,105)
Foreign net operating losses acquired	(508)	—	—

Balance at September 30	$(14,116)	$(14,867)	$(15,404)

        The following table summarizes the activity related to gross unrecognized tax benefits from October 1, 2011 to September 30, 2013:

	2013	2012	2011
Beginning balance	$12,888	$10,687	$9,210
Increases related to prior year tax positions	1,512	2,201	2,207
Decreases related to settlements with taxing authorities	(249)	—	—
Decreases related to lapsing of statute of limitations	(516)	—	(730)

Balance as of September 30	$13,635	$12,888	$10,687

        These liabilities are primarily included as a component of other liabilities in our consolidated balance sheet because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $10,263 and $10,160 as of September 30, 2013 and 2012, respectively. We do not believe that the amount will significantly change in the next 12 months.

        We accrue interest and penalties related to unrecognized tax benefits in income tax expense. This methodology is consistent with previous periods. At September 30, 2013, we had accrued $1,558 and $662 for the potential payment of interest and penalties, respectively. As of September 30, 2013, we were subject to U.S. Federal Income Tax examinations for the tax years 2007 through 2013, and to non-US examinations for the tax years of 2007 through 2013. In addition, we are generally subject to state and local examinations for fiscal years 2010 through 2013. There were no significant changes to accrued penalties and interest during the fiscal year ended September 30, 2013.

        The Company is under an Internal Revenue Service ("IRS") examination for tax years 2007 through 2011. Among other issues, the IRS has questioned the values used by the Company to transfer product and provide services to an international subsidiary. The Company believes it has appropriately

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Income Taxes (Continued)

valued such product transfers and services and intends to continue to support this position as the IRS examination continues to progress.

16.    Stockholders' Equity

        In connection with the Merger, each of the outstanding shares of NBTY common stock was converted into the right to receive cash consideration of $55.00 per share (see Note 3 for further information). As of October 1, 2010, Holdings owns 100% of NBTY's issued and outstanding common stock.

        During December 2010, Holdings made an additional capital contribution of $400.

        The opening accumulated deficit of Merger Sub consists of acquisition related expenses incurred prior to October 1, 2010.

17.    Stock-Based Compensation and Employee Benefit Plans

        On November 30, 2010, Holdings adopted the Equity Incentive Plan of Alphabet Holding Company, Inc. (the "Plan"), pursuant to which Holdings may grant options to selected employees and directors of the Company. The aggregate number of shares which may be issued under the Plan is 50,268 shares of the Class A common stock and 148,404 shares of the Class B common stock. Options granted under the Plan expire no later than 10 years from the date of grant and the exercise price may not be less than the fair market value of the common stock on the date of grant.

        During fiscal 2013 and 2012, Holdings granted 19,180 and 24,850, respectively, of Class B common stock options to certain Company employees under the Plan. During fiscal 2011, Holdings granted 49,468 Class A common stock options and 103,710 Class B common stock options to certain Company employees under the Plan. Vesting of the awards is based on the passage of time, in equal installments over five years /or the achievement of a performance condition (i.e., a liquidity event as defined in the plan agreement) and market conditions (i.e., the achievement of a minimum investor rate of return). The fair value of each of the Holdings time-based stock option awards is expensed in the Company's records on a straight-line basis over the requisite service period, which is generally the five year vesting period of the options. However, for options granted with a performance condition, compensation expense is recognized when it is probable that the performance condition will be met. As the Company has determined it is not probable the performance condition will be achieved, no compensation cost has been recognized relating to the performance based awards. Pursuant to the Plan, Holdings is required to modify all options in an equitable manner under certain circumstances. The $722,000 dividend in October 2012, as described in Note 12, required this modification.

        The weighted-average grant date fair value per share of options granted in fiscal 2013 was $167 for time based vesting and $96 for performance based vesting. The weighted-average grant date fair value per share of options granted in fiscal 2012 was $239 for time based vesting and $108 for performance based vesting. The weighted-average grant date fair value per share of options granted in fiscal 2011 was $180 for time based vesting and $56 for performance based vesting. The fair value of each option

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

17.    Stock-Based Compensation and Employee Benefit Plans (Continued)

award is estimated on the date of grant utilizing a Monte Carlo simulation model. The following weighted-average assumptions were used for the options granted:

	Fiscal year ended September 30, 2013	Fiscal year ended September 30, 2012	Fiscal year ended September 30, 2011
Significant assumptions:
Time based vesting
Risk-free rate(1)	.11%–4.59%	.10%–3.12%	.12%–4.5%
Expected term(2)	6.5 years	6.5 years	6.5 years
Expected volatility(3)	36%	37%	33%
Expected dividends	0.0%	0.0%	0.0%
Performance based vesting
Risk-free rate(1)	.11%–4.59%	.10%–3.12%	.12%–4.5%
Expected term(4)	4.5 years	5.6 years	6.6 years
Expected volatility(3)	37%	38%	34%
Expected dividends	0.0%	0.0%	0.0%

(1)
The risk free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term.

(2)
The expected term of the options was estimated utilizing the simplified method. We utilize the simplified method because the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The simplified method was used for all stock options that require only a service vesting condition.

(3)
Expected volatility was estimated based on historical volatility of peer companies over a period equivalent to the expected term. Peer companies are determined based on relevant industry and/or market capitalization.

(4)
The expected term of the options was estimated utilizing a Monte Carlo simulation model.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

17.    Stock-Based Compensation and Employee Benefit Plans (Continued)

        A summary of stock option activity follows:

	Fiscal Year Ended September 30, 2013		Fiscal Year Ended September 30, 2012
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	162,951	$294	152,678	$267
Granted	19,180	$540	24,850	$442
Exercised	(730)	$267	(450)	$267
Forfeited	(8,218)	$267	(14,127)	$267

Outstanding at end of period	173,183	$323	162,951	$294

Exercisable at end of period	29,833		14,357	$267

Number of shares available for future grant	23,509

        As share-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of 0% and 5% per year for senior management and other management, respectively. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and forecasted turnover.

        The following table summarizes information about stock options outstanding at September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Intrinsic Value
$267	129,378	7.4	$267	27,243	$267	$7,437,339
$442	30,115	8.8	$442	2,590	$442	$253,820
$540	13,690	9.7	$540	—	$—	$—

        As of September 30, 2013, $8,759 of total unrecognized compensation cost related to the non-vested time-based vesting options is expected to be recognized over the weighted average period of 3.6 years.

        As of September 30, 2013, the total potential unrecognized compensation cost related to the performance-based vesting options is $5,797 and no compensation cost will be recognized until the related performance condition is deemed probable of occurring.

  Employee Benefit Plans

        We sponsor a Retirement Savings Plan consisting of a 401(k) plan covering substantially all employees with more than six months of service. As allowed under Section 401(k) of the Internal

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

17.    Stock-Based Compensation and Employee Benefit Plans (Continued)

Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one to fifty percent of their annual compensation to the Plan, limited to a maximum annual amount as set, and periodically updated, by the Internal Revenue Service. We provide a Company match of 100% of employee contributions, up to three percent of the employee's gross earnings and 50% match of the next two percent of earnings, limited to an annual match contribution of $10 per employee. Employees become fully vested in employer match contributions after three years of service.

        We also have an Associate Profit Sharing Plan ("PSP), which is allocated among participants who have completed 1,000 hours of service in the plan year end who were employed on the last day of the plan year, based upon their relative compensation for the year. As of September 30, 2013, the amount allocated and accrued for the PSP was approximately $3,723.

18.    Commitments

Operating Leases

        We conduct retail operations under operating leases, which expire at various dates through 2034. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs.

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms are as follows for the fiscal year ending September 30:

2014	$115,937
2015	100,295
2016	90,349
2017	78,356
2018	66,190
Thereafter	232,087

$683,214

        Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $146,843, $153,763 and $149,921 during fiscal 2013, 2012 and 2011, respectively.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

18.    Commitments (Continued)

Capital Commitments

        We had approximately $5,402 in open capital commitments at September 30, 2013, primarily related to leasehold improvements, as well as manufacturing equipment, computer hardware and software.

19.    Related Party Transactions

Consulting Agreement—Carlyle

        We entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3,000, we will reimburse them for their out-of-pocket expenses and we may pay Carlyle additional fees associated with other future transactions. For the year ended September 30, 2013, these fees totaled $3,000 and are recorded in Selling, general and administrative expenses. For the year ended September 30, 2011, Carlyle also received a one-time transaction fee of $30,000 upon effectiveness of the Merger. Of this amount, $14,324 was recorded in Merger expenses and $15,676 was included with deferred financing costs.

Holdings

        Holdings does not have any operations or cashflow other than dividends from NBTY. Holdings has $550,000 of Holdco Notes and relies on dividends from NBTY to service the debt. See Note 12 Long-Term Debt for further information.

20.    Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss, net of income taxes, as of September 30, 2013 and 2012 are as follows:

	2013	2012
Cumulative foreign currency translation adjustments	$2,231	$2,911
Change in fair value of swaps	(15,813)	(21,505)

Total	$(13,582)	$(18,594)

        The change in the cumulative foreign currency translation adjustment primarily relates to our investment in our European subsidiaries and fluctuations in exchange rates between their local functional currencies and the U.S. dollar.

        During the fiscal years ended September 30, 2013, 2012 and 2011 we recorded an (increase) decrease in our deferred tax liability relating to other comprehensive income (loss) incurred during the year of ($240), $2,136 and $9,142, respectively.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

21.    Business and Credit Concentration

Financial instruments

        Financial instruments which potentially subject us to credit risk consist primarily of cash and cash equivalents (the amounts of which may, at times, exceed Federal Deposit Insurance Corporation limits on insurable amounts), investments and trade accounts receivable. We mitigate our risk by investing in or through major financial institutions.

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

        One customer accounted for the following percentages of net sales for the fiscal years ended September 30:

	Wholesale/US Nutrition Segment Net Sales			Total Consolidated Net Sales
	2013	2012	2011	2013	2012	2011
Customer A	21%	23%	25%	13%	14%	15%

        The loss of this customer, or any of our other major customers, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer(s).

        The following customers accounted for the following percentages of the Wholesale/US Nutrition segment's gross accounts receivable at fiscal years ended:

	2013	2012
Customer A	12%	18%
Customer B	11%	9%

Suppliers

        During fiscal 2013, 2012 and 2011, no one supplier provided more than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

22.    Supplemental Disclosure of Cash Flow Information

	2013	2012	2011
Cash interest paid	$151,992	$139,768	$129,194
Cash income taxes paid (net of refunds of $30,984 for Fiscal 2011)	$43,241	$73,638	29,688
Non-cash investing and financing information:
Acquisitions accounted for under the purchase method:
Fair value of assets acquired	$111,141	$—	$5,111,188
Liabilities assumed	(28,537)	—	(1,123,379)
Less: Cash acquired	(131)	—	—

Net cash paid	$82,473	$—	$3,987,809

Property, plant and equipment additions included in accounts payable	8,242	11,986	5,524

23.    Segment Information

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

  •
  European Retail—This segment generates revenue through its 736 Holland & Barrett stores (including franchised stores in the following countries: 29 in China, 23 in Singapore, seven in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 57 GNC (UK) stores in the U.K., 127 De Tuinen stores (including seven franchised locations) in the Netherlands, 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet (www.puritan.com) under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet or phone.

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

23.    Segment Information (Continued)

  •
  North American Retail—This segment generates revenue through its 421 owned and operated Vitamin World stores selling proprietary brand and third- party products, as well as internet based sales from www.vitaminworld.com.

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Total	Corporate / Manufacturing	Consolidated
Fiscal 2013:
Net sales	$1,938,921	$743,861	$246,731	$233,528	$3,163,041	$—	$3,163,041
Income (loss) from operations	231,812	170,479	39,104	24,538	465,933	(136,512)	329,421
Depreciation and amortization	36,517	14,320	10,137	2,708	63,682	46,954	110,636
Capital expenditures	971	27,198	4,411	5,557	38,137	91,083	129,220
Fiscal 2012:
Net sales	$1,826,780	$699,675	$239,409	$233,869	$2,999,733	$—	$2,999,733
Income (loss) from operations	241,504	157,540	46,179	26,758	471,981	(77,611)	394,370
Depreciation and amortization	39,692	13,988	10,504	3,196	67,380	34,891	102,271
Capital expenditures	804	22,428	131	596	23,959	62,355	86,314
Fiscal 2011:
Net sales	$1,764,755	$653,630	$229,774	$216,268	$2,864,427	$—	$2,864,427
Income (loss) from operations	283,775	125,233	51,060	16,694	476,762	(239,441)	237,321
Depreciation and amortization	38,840	13,288	10,438	3,197	65,763	33,912	99,675
Capital expenditures	652	19,338	40	955	20,985	23,014	43,999

        Total assets by segment as of September 30, 2013 and 2012 are as follows:

	2013	2012
Reportable Business Segments:
Wholesale	$2,553,857	$2,531,145
European Retail	924,979	864,231
Direct Response / E-Commerce	692,685	772,240
North American Retail	119,395	91,510

Total Reportable Business Segments:	4,290,916	4,259,126

Corporate / Manufacturing	795,262	798,121

Consolidated assets	$5,086,178	$5,057,247

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

23.    Segment Information (Continued)

        Total net sales by location of customer are as follows:

	2013	2012	2011
United States	$2,024,178	$1,938,751	$1,898,535
United Kingdom	675,378	641,752	596,927
Canada	129,476	111,047	95,639
Netherlands	98,673	84,167	80,221
Ireland	36,655	33,341	33,774
Other foreign countries	198,681	190,675	159,331

Consolidated net sales	$3,163,041	$2,999,733	$2,864,427

        Long-lived assets—Property, plant and equipment

	2013	2012
United States	$397,464	$358,648
United Kingdom	124,666	113,929
Netherlands	13,768	10,101
Ireland	5,486	4,782
Canada	11,752	12,503
Other foreign countries	18,393	12,716

Consolidated long-lived assets	$571,529	$512,679

        Approximately 32%, 31% and 32% of our net sales for the fiscal years ended September 30, 2013, 2012 and 2011, respectively, were denominated in currencies other than U.S. dollars, principally British pounds, euros, Renminbi and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of September 30, 2013 and 2012:

	2013	2012
Total Assets	26%	25%
Total Liabilities	3%	5%

Alphabet Holding Company, Inc. and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

24.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2013 and 2012 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
	December 31, 2012	March 31, 2013(1)	June 30, 2013	September 30, 2013
Fiscal 2013:
Net sales	$789,227	$757,874	$802,829	$813,111
Gross profit	360,478	343,858	377,959	379,837
Income (loss) from continuing operations before income taxes	58,852	(29,677)	58,477	52,182
Net income (loss)	39,130	(18,150)	43,628	34,840

	Quarter ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012
Fiscal 2012:
Net sales	$715,209	$752,986	$782,316	$749,222
Gross profit	325,627	348,687	368,430	348,553
Income from continuing operations before income taxes	39,251	52,086	78,659	64,787
Loss from discontinued operations, net of taxes	674	(768)	(13,925)	(9,029)
Net income	27,083	34,193	41,239	43,956

(1)
Includes charges of $30,200 relating to the facility restructuring (see Note 4) and $12,000 relating to the accrual of an anticipated legal settlement (see Note 14).

Alphabet Holding Company, Inc. and Subsidiary
Schedule I—Condensed Parent Company Statements of Income
(In thousands)

	Fiscal Year Ended September 30,
	2013	2012	2011
Net sales	$—	$—	$—

Costs and expenses:
Selling, general and administrative	343	—	—

	343	—	—

Loss from operations	(343)	—	—

Other income (expense):
Interest	(44,180)	—	—

	(44,180)	—	—

Loss from operations before income taxes	(44,523)	—	—
Benefit for income taxes	(14,491)	—	—
Equity in income of subsidiaries	129,480	146,471	29,919

Net income	99,448	146,471	29,919

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes	(680)	23,107	(20,196)
Change in fair value of interest rate and cross currency swaps, net of taxes	5,692	(3,936)	(17,569)

Comprehensive income (loss)	$104,460	$165,642	$(7,846)

See accompanying notes to Condensed Financial Statements.

Alphabet Holding Company, Inc. and Subsidiary
Schedule I—Condensed Parent Company Balance Sheets
(In thousands)

	As of September 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$29	$—
Deferred income taxes	3,786	—
Other current assets	2,205	—

Total current assets	6,020	—
Other assets	17,754	—
Investments in subsidiaries	1,624,838	1,705,232

Total assets	$1,648,612	$1,705,232

Liabilities and Stockholders' Equity
Current liabilities:
Payable due to NBTY	$205	$—
Accrued expenses and other current liabilities	17,783	—

Total current liabilities	17,988	—
Long-term debt	540,701	—
Total liabilities	558,689	—

Commitments and contingencies
Stockholders' equity:
Total stockholders' equity	1,089,923	1,705,232

Total liabilities and stockholders' equity	$1,648,612	$1,705,232

See accompanying notes to Condensed Financial Statements.

Alphabet Holding Company, Inc. and Subsidiary
Schedule I—Condensed Parent Company Statement of Cash Flows
(In thousands)

	Fiscal Years Ended September 30,
	2013	2012	2011
Cash flows from operating activities:
Net Income	$99,448	$146,471	$29,919
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Equity in earnings of subsidiaries	(129,480)	(146,471)	(29,919)
Dividends received	216,926	—	—
Amortization of financing fees	3,436	—	—
Deferred income taxes	(3,786)	—	—
Changes in operating assets and liabilities:
Other assets	(10,261)	—	—
Accrued expenses and other liabilities	17,783	—	—

Net cash used in operating activities	194,066	—	—

Cash flows from investing activities:
Net cash used in investing activities	—	—	—

Cash flows from financing activities:
Payments of financing fees	(11,225)	—	—
Proceeds from Holdco notes, net of discount	539,000	—	—
Exercise of stock options	30	—	—
Dividends paid	(721,682)	—	—
Share repurchase	(160)	—	—

Net cash provided by financing activities	(194,037)	—	—

Effect of exchange rate changes on cash and cash equivalents	—	—	—

Net increase in cash and cash equivalents	29	—	—
Cash and cash equivalents at beginning of year	—	—	—

Cash and cash equivalents at end of year	$29	$—	$—

See accompanying notes to Condensed Financial Statements.

Alphabet Holding Company, Inc. and Subsidiary
Condensed Notes to Schedule 1
(In thousands)

NOTE A—BASIS OF PRESENTATION

        Alphabet Holding Company, Inc. (the "Parent Company") is a holding company that conducts substantially all of its business operations through its wholly owned subsidiary, NBTY, Inc. As specified in certain of NBTY's debt agreements, there are restrictions on the Parent Company's ability to obtain funds through dividends, loans or advances (refer to Note 12 to our Consolidated Financial Statements entitled "Long-Term Debt"). Accordingly, these condensed financial statements have been presented on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investment in its consolidated subsidiary is presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with Alphabet Holding Company, Inc.'s audited Consolidated Financial Statements included elsewhere herein.

        On October 1, 2010, an affiliate of The Carlyle Group ("Carlyle") and the Parent Company completed its acquisition of NBTY for $55.00 per share of NBTY's common stock, or $3,570,191, plus the repayment of NBTY's historical debt of $427,367 (which includes accrued interest and a redemption premium on the notes) and net of cash acquired of $361,609 (which includes restricted cash collateral of $15,126) for a total net purchase price of $3,635,949. The purchase price was funded through the net proceeds from NBTY's $1,750,000 senior credit facilities, the issuance of $650,000 senior notes and a cash equity contribution of $1,550,400 from the Parent Company.

NOTE B—COMMITMENTS AND CONTINGENCIES

        The Parent Company is a guarantor on certain debt obligations entered into by its subsidiary. For a discussion of the lease obligations of the Parent Company and its subsidiary, see Note 12 to our Consolidated Financial Statements entitled "Long-Term Debt."

NOTE C—LONG TERM DEBT

        On October 17, 2012 the Parent Company issued $550,000 senior unsecured notes (the"Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes will accrue at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes will be payable semi-annually in arrears on May 1 and November 1 of each year, commencing on May 1, 2013. NBTY has not guaranteed the indebtedness of the Parent Company, nor pledged any of its assets as collateral.

        The proceeds from the offering of the Holdco Notes, along with $193,956 of dividends from NBTY, were used to pay transactions fees and expenses and a $721,682 dividend to our shareholders. Dividends of $22,970 from NBTY to Holdings were used to pay interest on the Holdco Notes.

SCHEDULE II
Alphabet Holding Company, Inc. and Subsidiary
Valuation and Qualifying Accounts

Column A	Column B	Column C		Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts	Deductions		Balance at end of period
Fiscal year ended September 30, 2013:
Inventory reserves	$19,712	$2,041	$—	$—		$21,753
Allowance for doubtful accounts	$5,244	$(2,588)	$—	$(184	)(a)	$2,472
Promotional program incentive allowance	$71,845	$329,683	$—	$(318,701)		$82,827
Allowance for sales returns	$10,360	$31,087	$—	$(27,898	)(b)	$13,549
Valuation allowance for deferred tax assets	$14,867	$829	$—	$(1,580)		$14,116
Fiscal year ended September 30, 2012:
Inventory reserves	$22,364	$(2,652)	$—	$—		$19,712
Allowance for doubtful accounts	$5,376	$297	$—	$(429	)(a)	$5,244
Promotional program incentive allowance	$74,593	$307,371	$—	$(310,119)		$71,845
Allowance for sales returns	$10,793	$28,333	$—	$(28,766	)(b)	$10,360
Valuation allowance for deferred tax assets	$15,404	$1,240	$—	$(1,777)		$14,867
Fiscal year ended September 30, 2011:
Inventory reserves	$—	$22,364	$—	$—		$22,364
Allowance for doubtful accounts	$—	$5,376	$—	$—		$5,376
Promotional program incentive allowance	$56,968	$292,298	$—	$(274,673)		$74,593
Allowance for sales returns	$9,457	$27,562	$—	$(26,226	)(b)	$10,793
Valuation allowance for deferred tax assets	$14,618	$1,105	$—	$(319)		$15,404

(a)
Uncollectible accounts written off.

(b)
Represents actual product returns.