Form 10-Q
period 2014-06-30
Alphabet Holding Company, Inc.
filed 2014-08-14
CIK 1566978

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
or
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

        As of July 31, 2014, the number of shares of common stock Class A outstanding was 3,100,800 and the number of shares of common stock Class B outstanding was 380.

Alphabet Holding Company, Inc. and Subsidiary
INDEX

PART I
Item 1. Financial Statements

Alphabet Holding Company, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2014	September 30, 2013
Assets
Current assets:
Cash and cash equivalents	$94,428	$198,589
Accounts receivable, net	184,532	171,670
Inventories	872,766	739,952
Deferred income taxes	28,159	27,423
Other current assets	89,812	80,580

Total current assets	1,269,697	1,218,214
Property, plant and equipment, net	590,365	571,529
Goodwill	1,274,447	1,260,802
Intangible assets, net	1,941,512	1,960,351
Other assets	80,465	75,282

Total assets	$5,156,486	$5,086,178

Liabilities and Stockholders' Equity
Current liabilities:
Current portion long-term debt	$295	$376
Accounts payable	256,615	259,060
Accrued expenses and other current liabilities	184,160	226,843

Total current liabilities	441,070	486,279
Long-term debt, net of current portion	3,159,253	2,699,106
Deferred income taxes	747,900	751,419
Other liabilities	73,647	59,451

Total liabilities	4,421,870	3,996,255

Commitments and contingencies
Stockholders' equity:
Class A Common stock, $0.01 par; 3,300,000 shares authorized, 3,100,800 issued and outstanding	31	31
Class B Common stock, $0.01 par; 200,000 shares authorized, 224 and 159 issued and outstanding	—	—
Capital in excess of par	698,817	1,004,026
Retained earnings	24,266	99,448
Accumulated other comprehensive income (loss)	11,502	(13,582)

Total stockholders' equity	734,616	1,089,923

Total liabilities and stockholders' equity	$5,156,486	$5,086,178

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Consolidated Statements of Income and Comprehensive Income

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Net sales	$806,961	$802,829	$2,413,092	$2,349,930

Costs and expenses:
Cost of sales	431,204	424,869	1,304,003	1,267,634
Advertising, promotion and catalog	60,931	48,150	158,236	142,706
Selling, general and administrative	235,544	224,689	707,260	675,762
Facility restructuring charge	—	4,944	—	35,144

	727,679	702,652	2,169,499	2,121,246

Income from operations	79,282	100,177	243,593	228,684

Other income (expense):
Interest	(54,925)	(45,561)	(157,574)	(145,315)
Miscellaneous, net	2,534	3,861	1,809	4,284

	(52,391)	(41,700)	(155,765)	(141,031)

Income from operations before income taxes	26,891	58,477	87,828	87,653
Provision for income taxes	6,367	14,849	25,909	23,045

Net income	20,524	43,628	61,919	64,608

Other comprehensive income, net of tax:
Foreign currency translation adjustment, net of taxes of $(813), $(253), $2,718 and $(7,088)	11,127	(2,853)	22,615	(45,217)
Change in fair value of interest rate swaps, net of taxes of $(436), $(730), $(1,559) and $(2,151)	699	1,161	2,469	3,422

Total other comprehensive income (loss), net of tax	11,826	(1,692)	25,084	(41,795)
Comprehensive income	$32,350	$41,936	$87,003	$22,813

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Consolidated Statements of Stockholders' Equity

(Unaudited)

(in thousands)

	Class A Common Stock		Class B Common Stock
							Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Capital in Excess of Par	Retained Earnings		Total Stockholders' Equity
Balance at September 30, 2013	3,101	$31	—	$—	$1,004,026	$99,448	$(13,582)	$1,089,923
Net income	—	—	—	—	—	61,919	—	61,919
Other comprehensive income, net of tax:	—	—	—	—	—	—	25,084	25,084
Exercise of stock options	—	—	—	—	11	—	—	11
Share repurchase	—	—	—	—	(157)	—	—	(157)
Dividend	—	—	—	—	(308,436)	(137,101)	—	(445,537)
Stock-based compensation	—	—	—	—	3,373	—	—	3,373

Balance at June 30, 2014	3,101	$31	—	$—	$698,817	$24,266	$11,502	$734,616

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30, 2014	Nine Months Ended June 30, 2013
Cash flows from operating activities:
Net income	$61,919	$64,608
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Impairments and disposals of assets	5,974	4,532
Depreciation of property, plant and equipment	44,076	49,821
Amortization of intangible assets	34,633	34,123
Foreign currency transaction loss (gain)	632	(1,289)
Amortization and write-off of deferred financing fees	18,830	19,213
Stock-based compensation	3,373	1,885
Allowance for doubtful accounts	579	25
Inventory reserves	3,681	868
Deferred income taxes	(4,184)	(9,543)
Call premium on term loan	—	(15,075)
Changes in operating assets and liabilities:
Accounts receivable	(13,107)	(23,456)
Inventories	(130,953)	16,609
Other assets	(738)	14,497
Accounts payable	(3,798)	27,818
Accrued expenses and other liabilities	(49,862)	5,548

Net cash (used in) provided by operating activities	(28,945)	190,184

Cash flows from investing activities:
Purchase of property, plant and equipment	(72,436)	(96,854)
Proceeds from sale of building	—	7,548
Cash paid for acquisitions, net of cash acquired	—	(82,472)

Net cash used in investing activities	(72,436)	(171,778)

Cash flows from financing activities:
Proceeds from Holdco notes, inclusive of premiums and discounts	460,125	539,000
Principal payments under long-term agreements	(298)	(442)
Proceeds from borrowings under the revolver	—	80,000
Paydowns of borrowings under the revolver	—	(80,000)
Payments for financing fees	(18,560)	(18,612)
Dividends paid	(445,537)	(721,682)
Share repurchase	(157)	(160)
Exercise of stock options	11	30

Net cash used in financing activities	(4,416)	(201,866)

Effect of exchange rate changes on cash and cash equivalents	1,636	(4,253)

Net decrease in cash and cash equivalents	(104,161)	(187,713)
Cash and cash equivalents at beginning of period	198,589	315,136

Cash and cash equivalents at end of period	$94,428	$127,423

Non-cash investing and financing information:
Property, plant and equipment additions included in accounts payable	$6,804	$10,438

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        Alphabet Holding Company, Inc., a Delaware corporation ("Holdings") and its wholly owned subsidiary NBTY, Inc. ("NBTY"), together with its subsidiaries, (the "Company," "we," or "us"), is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2013, including the notes thereto (our "2013 Financial Statements") included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2013 ("2013 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2013 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

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

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	June 30, 2014	September 30, 2013
Allowance for sales returns	$12,730	$13,549
Promotional program incentive allowances	93,446	82,827
Allowance for doubtful accounts	3,946	2,472

	$110,122	$98,848

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

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

        In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The revised guidance is effective for all disposals (or classifications as held for sale) of components for us beginning October 1, 2015, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede virtually all existing revenue recognition guidance, including industry-specific guidance, and is designed to create greater comparability for financial statement users across industries and jurisdictions. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

guidance is effective for us beginning October 1, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial statements and related disclosures.

        In June 2014, the FASB issued guidance to clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

Revision

        A revision was made to the prior year's Statements of Operations and Comprehensive Income to correct the prior year presentation, whereby changes in the fair value of the cross-currency swap were reclassified from changes in the fair value of interest rate swaps to foreign currency translation adjustments.

2. Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

        The restructuring plan commenced in the second quarter of fiscal 2013 and was completed in fiscal 2014. The restructuring resulted in cumulative charges of $32,695 before tax over that period, of which non-cash charges consisted primarily of accelerated depreciation of approximately $12,588.

        The following summarizes the restructuring cash charges recorded and reconciles these charges to accrued expenses:

	Workforce Reductions	Facility Costs	Total
Restructuring accrual—September 30, 2013	$12,436	$2,649	$15,085
Cash payments	(8,780)	(1,588)	(10,368)
Other	—	(509)	(509)

Restructuring accrual—June 30, 2014	$3,656	$552	$4,208

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

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

  Essenza

        In June 2013, our subsidiary, NBTY Europe Limited, acquired Essenza N.V. ("Essenza"), a Belgian company operating 13 retail stores, for a net purchase price of approximately $4,163 (€3,200 euros). The allocation of net assets acquired consisted of cash, inventory, property, plant and equipment, tradename, goodwill, accounts payable and accrued liabilities and long term debt. The goodwill of approximately $4,200 associated with this acquisition is not currently deductible for tax purposes.

4. Inventories

        The components of inventories are as follows:

	June 30, 2014	September 30, 2013
Raw materials	$211,933	$195,713
Work-in-process	22,184	25,068
Finished goods	638,649	519,171

Total	$872,766	$739,952

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment is as follows:

	Wholesale	European Retail	Direct Response / E-Commerce	North American Retail	Consolidated
Balance at September 30, 2013	$645,220	$324,853	$264,985	$25,744	$1,260,802
Purchase price adjustments	—	517	—	—	517
Foreign currency translation	(1,188)	14,316	—	—	13,128

Balance at June 30, 2014	$644,032	$339,686	$264,985	$25,744	$1,274,447

        The carrying amounts of acquired other intangible assets, which are subject to the impact of changes in foreign currency, for the periods indicated are as follows:

	June 30, 2014		September 30, 2013
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$914,567	$146,216	$913,971	$116,330	17 - 25
Tradenames and other	178,023	21,544	177,903	16,677	20 - 30

	1,092,590	167,760	1,091,874	133,007
Indefinite lived intangible assets:
Tradenames	1,016,682	—	1,001,484	—

Total intangible assets	$2,109,272	$167,760	$2,093,358	$133,007

        Aggregate amortization expense of other definite lived intangible assets included in the consolidated statements of operations in selling, general and administrative expenses for the three months ended June 30, 2014 and 2013 was $11,495 and $11,449, respectively. Amortization expense for the nine months ended June 30, 2014 and 2013 was $34,633 and $34,123, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt

        The components of long-term debt are as follows:

	June 30, 2014	September 30, 2013
Senior Credit Facilities:
Term loan B-2	$1,507,500	$1,507,500
Holdco Notes	1,000,000	550,000
Notes	650,000	650,000
Other	998	1,281

	3,158,498	2,708,781
Less: current portion	(295)	(376)
Net unamortized premium (discount) on Holdco Notes	1,050	(9,299)

Total	$3,159,253	$2,699,106

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

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

        In November 2012, NBTY drew $80,000 from the revolving portion of its senior secured credit facilities to finance the acquisition of Balance Bar. As of June 30, 2013, NBTY repaid this borrowing in its entirety.

        On March 21, 2013 (the "Second Refinancing Date"), NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement (the "Second Refinancing") pursuant to which NBTY repriced its term loan B-1 under its credit agreement. Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 term loan B-2. Borrowings under term loan B-2 and the revolving credit facility bear interest at a floating rate which can be, at NBTY's option, either (i) eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs, as well as $1,151 of the call premium on term loan B-1, were expensed and included in interest expense. In addition, costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and are being amortized using the effective interest method.

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

        NBTY may voluntarily prepay loans or reduce commitments under our senior secured credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty. The Second Refinancing extended the 1.00% prepayment penalty payable pursuant to a repricing transaction to one year after the Second Refinancing Date.

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

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, our senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all financial covenants under the senior secured credit facilities at June 30, 2014. All other financial covenants in the original credit agreement governing the senior secured credit facilities were removed as part of the First Refinancing.

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

Holdco Notes

        On October 17, 2012, Holdings issued $550,000 in aggregate principal amount of 7.75%/8.50% contingent cash pay senior notes ("Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes will accrue at the rate of 7.75% per annum with respect to cash interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). Interest on the Holdco Notes is payable semi-annually in arrears on May 1 and November 1 of each year. All interest payments made to date have been in cash. Holdings is a holding company with no operations and has no ability to service interest or principal on the Holdco Notes, other than through dividends it may receive from NBTY. NBTY is restricted, in certain circumstances, from paying dividends to Holdings by the terms of the indenture governing NBTY's 9.00% Senior Notes due 2018 ("Notes") and the senior secured credit facilities. NBTY has not guaranteed the indebtedness of Holdings, nor pledged any of its assets as collateral, and the Holdco Notes are not reflected in NBTY's financial statements. The proceeds from the offering of the Holdco Notes, along with $200,000 of cash on hand from NBTY, as described

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Long-Term Debt (Continued)

below, were used to pay transaction fees and expenses, including a consent fee, totaling $17,345 and a $721,678 dividend to Holdings' shareholders in October 2012.

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

        The interest on the Holdco Notes was paid in cash on May 1, 2013, November 1, 2013 and May 1, 2014 and was funded by a dividend of $22,970, $21,313 and $38,750, respectively from NBTY.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

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

        On or after October 1, 2014, NBTY may redeem the Notes, at its option, in whole at any time or in part from time to time, at the following redemption prices (expressed as a percentage of principal amount), plus accrued and unpaid interest and additional interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on October 1 of the years set forth below:

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to our and our subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all covenants under the Notes at June 30, 2014.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

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

        The following table summarizes liabilities measured at fair value on a recurring basis at June 30, 2014:

	Level 1	Level 2	Level 3
Current:
Interest rate swaps (included in accrued expenses and other current liabilities)	$—	$(2,306)	$—
Cross currency swaps (included in accrued expenses and other current liabilities)	$—	$—	$(4,797)
Non-current:
Cross currency swaps (included in other liabilities)	$—	$—	$(31,125)

        The following table summarizes liabilities measured at fair value on a recurring basis at September 30, 2013:

	Level 1	Level 2	Level 3
Current:
Interest rate swaps (included in accrued expenses and other current liabilities)	$—	$(5,268)	$—
Cross currency swaps (included in accrued expenses and other current liabilities)	$—	$—	$(3,855)
Non-current:
Interest rate swaps (included in other liabilities)	$—	$(1,066)	$—
Cross currency swaps (included in other liabilities)	$—	$—	$(18,399)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore, the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 7.6% to 7.7% (7.7% weighted average) as of June 30, 2014 and 9.5% to 10.3% (9.8% weighted average) as of September 30, 2013.

        The following table shows the Level 3 activity related to our cross currency swaps for the three and nine months ended June 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Beginning balance:	$(29,221)	$(6,127)	$(22,254)	$(24,862)
Unrealized (loss) gain on cross currency swaps	(6,701)	3,492	(13,668)	22,227

Ending balance:	$(35,922)	$(2,635)	$(35,922)	$(2,635)

Interest Rate Swaps

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract has an initial notional amount of $333,333 (for a total of one billion dollars), with a fixed interest rate of 1.92% for a four-year term. The notional amount of each swap decreased to $266,666 in December 2012, decreased to $166,666 in December 2013 and has a maturity date of December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities are swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness is being assessed based on the overall changes in the fair value of the interest rate swap contracts. Any potential ineffectiveness is measured using the hypothetical derivative method. Any ineffectiveness is recognized in current earnings. Hedge ineffectiveness from inception to June 30, 2014 was $0.

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

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Fair Value of Financial Instruments (Continued)

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness gains for the three months ended June 30, 2014 and 2013 was $1,463 and $2,065, respectively, and is recorded in Miscellaneous, net. Hedge ineffectiveness gains for the nine months ended June 30, 2014 and 2013 was $2,415 and $1,345, respectively.

        The following table shows the effect, net of tax impact, of the Company's derivative instruments designated as cash flow and net investment hedging instruments:

	Three Months Ended June 30,
	2014		2013
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(460)	$(1,159)	$(694)	$(1,855)
Net Investment Hedges:
Cross currency swaps	(5,591)	—	877	—

Total	$(6,051)	$(1,159)	$183	$(1,855)

	Nine Months Ended June 30,
	2014		2013
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(1,705)	$(4,173)	$(2,607)	$(6,029)
Net Investment Hedges:
Cross currency swaps	(10,835)	—	12,822	—

Total	$(12,540)	$(4,173)	$10,215	$(6,029)

Term loan B-2

        The face amount of the term loan B-2 is $1,507,500, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

Notes and Holdco Notes

        The fair value of the Notes and the Holdco Notes, based on quoted market prices (Level 2), was approximately $688,000 and $1,033,000, respectively as of June 30, 2014.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

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

Telephone Consumer Protection Act Claim

        NBTY, and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned John H. Lary Jr. v. Rexall Sundown, Inc.; Rexall Sundown 3001, LLC; Rexall, Inc.; NBTY, Inc.; Corporate Mailings, Inc. d/b/a CCG Marketing Solutions ("CCG") and John Does 1-10 (originally filed October 22, 2013), brought in the United States District Court, Eastern District of New York. The plaintiff alleges that the defendants faxed advertisements to plaintiff and others without invitation or permission, in violation of the Telephone Consumer Protection Act ("TCPA").

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

8. Litigation Summary (Continued)

        On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and that motion is pending.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY, however we do not believe the ultimate outcome will have a material adverse effect on each of our consolidated financial statements.

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

        The effective income tax rate for the three months ended June 30, 2014 and 2013 was 23.7% and 25.4%, respectively. The effective income tax rate for the nine months ended June 30, 2014 and 2013 was 29.5% and 26.3%, respectively. Our effective tax rate for the three and nine month periods is different than the Federal statutory rate generally due to the timing and mixture (foreign and domestic) of income, revisions to annual estimates of net income, the partial reinvestment of foreign earnings in fiscal 2014 and 2013, as well as the facility restructuring charge which had a favorable impact on the prior year.

        We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. This methodology is consistent with previous periods. At June 30, 2014, we had $1,904 and $662 accrued for the potential payment of interest and penalties, respectively. As of June 30, 2014, we were subject to U.S. federal income tax examinations for the tax years 2007-2013, and to non-U.S. examinations for the tax years 2006-2013. In addition, we are generally subject to state and local examinations for fiscal years 2008-2013.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Income Taxes (Continued)

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

        At June 30, 2014, we had a liability of $14,260 for unrecognized tax benefits, the recognition of which would have an effect of $10,670 on provision for income taxes at the effective income tax rate. The Company expects to finalize its IRS examination for the tax years 2007-2010 during the next 12 months and the results of this examination could have an impact on this liability. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

10. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company were as follows:

	Three Months Ended June 30, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at March 31, 2014	$1,809	$(2,133)	$(324)
Other comprehensive income (loss) before reclassifications	11,127	(460)	10,667
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at June 30, 2014	$12,936	$(1,434)	$11,502

	Three Months Ended June 30, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at March 31, 2013	$(52,652)	$(6,045)	$(58,697)
Other comprehensive income (loss) before reclassifications	(2,853)	(694)	(3,547)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,855	1,855

Balance at June 30, 2013	$(55,505)	$(4,884)	$(60,389)

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Accumulated Other Comprehensive Income (Loss) (Continued)

	Nine Months Ended June 30, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2013	$(9,679)	$(3,903)	$(13,582)
Other comprehensive income (loss) before reclassifications	22,615	(1,705)	20,910
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	4,174	4,174

Balance at June 30, 2014	$12,936	$(1,434)	$11,502

	Nine Months Ended June 30, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2012	$(10,288)	$(8,306)	$(18,594)
Other comprehensive income (loss) before reclassifications	(45,217)	(2,607)	(47,824)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	6,029	6,029

Balance at June 30, 2013	$(55,505)	$(4,884)	$(60,389)

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

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Business and Credit Concentration (Continued)

receivable to its estimated realizable value. While such bad debt expenses historically have been within expectations and the allowances established, if the financial condition of one or more of our customers were to deteriorate, additional bad debt provisions may be required.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Customer A	18%	22%	11%	13%
Customer B	13%	12%	7%	7%
Customer C	8%	10%	4%	6%

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Customer A	19%	22%	11%	13%
Customer B	12%	11%	7%	7%
Customer C	8%	10%	5%	6%

        The following customers accounted for the following percentages of the Wholesale segment's gross accounts receivable:

	June 30, 2014	September 30, 2013
Customer A	16%	12%
Customer B	13%	11%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Related Party Transactions

Consulting Agreement—Carlyle

        NBTY entered into a consulting agreement with Carlyle under which we pay Carlyle a fee for consulting services Carlyle provides to us and our subsidiaries. Under this agreement, subject to certain conditions, we expect to pay an annual consulting fee to Carlyle of $3,000; we will reimburse them for out-of-pocket expenses, and we may pay Carlyle additional fees associated with other future transactions. For the three and nine months ended June 30, 2014 and 2013, these fees totaled $750 and $2,250, respectively, and are recorded in selling, general and administrative expenses. Out of pocket expenditures paid to Carlyle were $24 and $0 for the three months ended June 30, 2014 and 2013, respectively, and $392 and $311 for the nine months ended June 30, 2014 and 2013, respectively.

Holdings

        Holdings does not have any significant operations or cash flow other than dividends from NBTY. Holdings has $1,000,000 of Holdco Notes and relies on dividends from NBTY to service the debt. See Note 6 Long-Term Debt for further information.

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

  •
  European Retail—This segment generates revenue through its 746 Holland & Barrett stores (including franchised stores in the following countries: 28 in China, 27 in Singapore, nine in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 138 De Tuinen stores (including seven franchised locations) in the Netherlands, 54 GNC (UK) stores in the U.K., 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet under the

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

    Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet or phone.

  •
  North American Retail—This segment generates revenue through its 419 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Wholesale	European Retail	Direct Response/ E-Commerce	North American Retail	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended June 30, 2014:
Net sales	$471,344	$215,328	$63,940	$56,349	$806,961	$—	$806,961
Income (loss) from operations	41,355	48,386	9,009	3,073	101,823	(22,541)	79,282
Depreciation and amortization	9,032	4,807	2,830	892	17,561	9,748	27,309
Capital expenditures	41	12,380	402	4,388	17,211	7,981	25,192
Three Months Ended June 30, 2013:
Net sales	$489,228	$191,692	$63,670	$58,239	$802,829	$—	$802,829
Income (loss) from operations	65,995	45,478	9,001	7,247	127,721	(27,544)	100,177
Depreciation and amortization	9,171	3,544	2,506	609	15,830	15,444	31,274
Capital expenditures	177	7,494	2,280	1,475	11,426	19,736	31,162
Nine Months Ended June 30, 2014:
Net sales	$1,420,067	$635,556	$187,904	$169,565	$2,413,092	$—	$2,413,092
Income (loss) from operations	143,087	142,260	23,372	7,568	316,287	(72,694)	243,593
Depreciation and amortization	27,199	12,984	8,475	2,365	51,023	27,686	78,709
Capital expenditures	244	27,248	1,084	11,977	40,553	31,883	72,436
Nine Months Ended June 30, 2013:
Net sales	$1,429,103	$557,779	$186,252	$176,796	$2,349,930	$—	$2,349,930
Income (loss) from operations	162,886	127,979	32,325	19,995	343,185	(114,501)	228,684
Depreciation and amortization	27,319	10,405	7,515	1,851	47,090	36,854	83,944
Capital expenditures	407	21,412	3,048	2,900	27,767	69,087	96,854

        Total assets by segment are as follows:

	June 30, 2014	September 30, 2013
Reportable Business Segments:
Wholesale	$2,647,424	$2,553,857
European Retail	992,482	924,979
Direct Response / E-Commerce	690,254	692,685
North American Retail	128,983	119,395

Total Reportable Business Segments:	4,459,143	4,290,916

Corporate / Manufacturing	697,343	795,262

Consolidated assets	$5,156,486	$5,086,178

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

Executive Summary

        Alphabet Holding Company, Inc.("Holdings") is a holding company with no operations and is dependent on its wholly owned subsidiary, NBTY, Inc. ("NBTY") and its wholly owned subsidiaries to service its debt and other obligations.

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

  •
  European Retail—This segment generates revenue through its 746 Holland & Barrett stores (including franchised stores in the following countries: 28 in China, 27 in Singapore, nine in each of United Arab Emirates and Cyprus, four in Malta and one in each of Gibraltar and Iceland), 138 De Tuinen stores (including seven franchised locations) in the Netherlands, 54 GNC (UK) stores in the U.K., 47 Nature's Way stores in Ireland and 13 Essenza stores in Belgium which were acquired in June of 2013, as well as internet-based sales from www.hollandandbarret.com, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees.

  •
  Direct Response/E-Commerce—This segment generates revenue through the sale of proprietary brand and third-party products primarily through mail order catalog and internet under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or by phone.

  •
  North American Retail—This segment generates revenue through its 419 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

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

Results of Operations

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013:

  Net Sales

        Net sales by segment were as follows:

	Three Months Ended June 30,
	2014		2013
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$471,344	58.4%	$489,228	60.9%	$(17,884)	(3.7)%
European Retail	215,328	26.7%	191,692	23.9%	23,636	12.3%
Direct Response/E-Commerce	63,940	7.9%	63,670	7.9%	270	0.4%
North American Retail	56,349	7.0%	58,239	7.3%	(1,890)	(3.2)%

Net sales	$806,961	100.0%	$802,829	100.0%	$4,132	0.5%

Wholesale

        Net sales for the Wholesale segment decreased by $17,884, or 3.7%, to $471,344 for the three months ended June 30, 2014, as compared to the prior comparable period. This decrease is due to lower net sales of $12,508 of our branded products and lower net sales of $5,376 to certain private label accounts. Domestic branded net sales decreased by $16,908, primarily due to pressure on the overall joint-care products category. International branded net sales increased by $4,400 for the three months ended June 30, 2014, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 15.8% of sales for the three months ended June 30, 2014, as compared to 13.4% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.2% of sales for the three months ended June 30, 2014, as compared to 1.0% of sales for the prior comparable period, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Customer A	18%	22%	11%	13%
Customer B	13%	12%	7%	7%
Customer C	8%	10%	4%	6%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased by $23,636, or 12.3%, to $215,328 for the three months ended June 30, 2014, as compared to the prior comparable period. The average exchange rate of the British pound to the US dollar strengthened 9.5% and the euro to the US dollar strengthened 5.0% as compared to the prior comparable period. In local currency, net sales increased 3.5% and same store sales (including internet sales) remained consistent with the prior comparable period.

        The following is a summary of European Retail store activity:

	Three Months Ended June 30,
	2014	2013
Company-owned stores
Open at beginning of the period	908	871
Opened during the period	10	12
Acquired durring the period	—	13
Closed during the period	(6)	—

Open at end of the period	912	896

Franchised stores
Open at beginning of the period	83	59
Opened during the period	3	15
Closed during the period	—	(1)

Open at end of the period	86	73

Total company-owned and franchised stores
Open at beginning of the period	991	930
Opened during the period	13	27
Acquired durring the period	—	13
Closed during the period	(6)	(1)

Open at end of the period	998	969

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $270, or 0.4%, for the three months ended June 30, 2014 as compared to the prior comparable period. E-commerce orders comprised 72% of total Direct Response/E-Commerce orders for the three months ended June 30, 2014 as compared to 71% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment varies its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical comparisons are impacted by this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment decreased by $1,890, or 3.2%, to $56,349 for the three months ended June 30, 2014 as compared to the prior comparable period. Same store sales (including internet sales) declined 2.5% due to declines in volume which are partially attributable to a softer retail environment and lower revenue in the weight management product category due to positive media attention for certain products in this category in the prior comparable period.

        The following is a summary of North American Retail store activity:

	Three Months Ended June 30,
	2014	2013
Open at beginning of the period	417	425
Opened during the period	5	—
Closed during the period	(3)	(2)

Open at end of the period	419	423

  Cost of Sales

        Cost of sales was as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
Cost of sales	$431,204	$424,869	$6,335	1.5%
Percentage of net sales	53.4%	52.9%

        Cost of sales as a percentage of net sales increased by 0.5 percentage points. The increase in the percentage of cost of sales was due primarily to lower margins earned on our Wholesale products as well as increased promotional activity in the North American Retail segment.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales may continue to fluctuate, which would adversely affect gross profits. To address this, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
Advertising, promotion and catalog	$60,931	$48,150	$12,781	26.5%
Percentage of net sales	7.6%	6.0%

        Advertising, promotion and catalog expense increased primarily due to increased advertising in our Wholesale segment associated with our branded products.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
Selling, general and administrative	$235,544	$224,689	$10,855	4.8%
Percentage of net sales	29.2%	28.0%

        The SG&A increase for the three months ended June 30, 2014, as compared to the prior comparable period, is primarily due to increases of (i) $3,368 in freight costs due to increased costs of shipments to customers and movement between facilities as a result of the supply chain restructuring; (ii) $1,952 of additional depreciation and amortization relating to additional stores and the implementation of our new Point of Sale (POS) system in the European Retail segment in the second quarter of fiscal 2014; (iii) $1,844 in building and occupancy costs due to additional stores in our European Retail and North American Retail segments; and (iv) $1,750 in other professional services, primarily associated with ongoing support for our ERP system that was implemented in the third quarter of fiscal 2013. These increases were partially offset by a decrease in salaries and related benefits of $643 due to a reduction to the annual bonus expense partially offset by increases in salaries in our European Retail segment due to the increase in stores and foreign currency fluctuations.

  Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

        The restructuring plan commenced in the second quarter of fiscal 2013 and was completed in fiscal 2014. The restructuring resulted in aggregate charges of $4,944 before tax for the three months ended June 30, 2013.

  Income from Operations

        Income from operations was as follows:

	Three Months Ended June 30,
	2014	2013	$ change	% change
Wholesale	$41,355	$65,995	$(24,640)	(37.3)%
European Retail	48,386	45,478	2,908	6.4%
Direct Response/E-Commerce	9,009	9,001	8	0.1%
North American Retail	3,073	7,247	(4,174)	(57.6)%
Corporate	(22,541)	(27,544)	5,003	18.2%

Total	$79,282	$100,177	$(20,895)	(20.9)%

Percentage of net sales	9.8%	12.5%

        The decrease in Wholesale segment income from operations was primarily due to the decrease in net sales and increases in advertising expenses. The increase in the European Retail segment was the result of higher sales volume partially offset by increased SG&A costs (primarily payroll costs and building costs associated with new stores), as well as significant fluctuations in foreign currency as the US dollar weakened as compared to the British pound and the euro. The Direct Response/E-Commerce segment remained consistent with the prior comparable period. The decrease in the North American Retail segment was due to the decrease in same store sales. Corporate/Manufacturing loss decreased from the prior comparable period due to the prior period charges associated with the facilities restructuring.

  Interest Expense

        Interest expense for the three months ended June 30, 2014 increased over the prior comparable period due to the issuance of the additional $450,000 Holdco Notes on December 12, 2013.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2028. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2014 and 2013 was 23.7% and 25.4%, respectively. The effective income tax rate was lower for the three months ended June 30, 2014 primarily due to the timing and mixture (foreign and domestic) of income.

Nine months ended June 30, 2014 Compared to the Nine months ended June 30, 2013:

  Net Sales

        Net sales by segment were as follows:

	Nine Months Ended June 30,
	2014		2013
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Wholesale	$1,420,067	58.8%	$1,429,103	60.8%	$(9,036)	(0.6)%
European Retail	635,556	26.3%	557,779	23.8%	77,777	13.9%
Direct Response/E-Commerce	187,904	7.8%	186,252	7.9%	1,652	0.9%
North American Retail	169,565	7.0%	176,796	7.5%	(7,231)	(4.1)%

Net sales	$2,413,092	100.0%	$2,349,930	100.0%	$63,162	2.7%

  Wholesale

        Net sales for the Wholesale segment decreased by $9,036, or 0.6%, to $1,420,067 for the nine months ended June 30, 2014, as compared to the prior comparable period. This decrease is due to lower net sales of $33,067 to certain private label accounts, partially offset by higher net sales of $24,031 of our branded products. International branded net sales increased by $22,157 and domestic branded net sales increased by $1,874 for the nine months ended June 30, 2014, as compared to the prior comparable period.

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

        We use targeted promotions to grow overall sales. Promotional programs and rebates were 15.9% of sales for the nine months ended June 30, 2014, as compared to 14.3% of sales for the prior comparable period. We expect promotional programs and rebates as a percentage of sales to fluctuate on a quarterly basis.

        Product returns were 1.4% and 1.3% of sales for each of the nine months ended June 30, 2014 and 2013, respectively, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Wholesale sales in future quarters.

        The following customers accounted for the following percentages of the Wholesale segment's net sales and our consolidated net sales for the nine months ended June 30, 2014 and 2013, respectively:

	Wholesale Segment Net Sales		Total Consolidated Net Sales
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2014	2013	2014	2013
Customer A	19%	22%	11%	13%
Customer B	12%	11%	7%	7%
Customer C	8%	10%	5%	6%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our financial statements if we were unable to replace that customer.

  European Retail

        Net sales for this segment increased by $77,777, or 13.9%, to $635,556 for the nine months ended June 30, 2014, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened or acquired during the period. In addition, the average exchange rate of the British pound to the US dollar strengthened 5.6% and the average exchange rate of the euro to the US dollar strengthened 4.5% as compared to the prior comparable period. In local currency, net sales increased 8.3% and same store sales (including internet sales) increased 3.5% as compared to the prior comparable period.

        The following is a summary of European Retail store activity:

	Nine Months Ended June 30,
	2014	2013
Company-owned stores
Open at beginning of the period	901	856
Opened during the period	22	29
Acquired durring the period	—	13
Closed during the period	(11)	(2)

Open at end of the period	912	896

Franchised stores
Open at beginning of the period	79	40
Opened during the period	13	39
Closed during the period	(6)	(6)

Open at end of the period	86	73

Total company-owned and franchised stores
Open at beginning of the period	980	896
Opened during the period	35	68
Acquired durring the period	—	13
Closed during the period	(17)	(8)

Open at end of the period	998	969

  Direct Response/E-Commerce

        Direct Response/E-Commerce net sales increased by $1,652, or 0.9%, for the nine months ended June 30, 2014 as compared to the prior comparable period. E-commerce orders comprised 71% of total Direct Response/E-Commerce net orders for the nine months ended June 30, 2014 as compared to 70% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment varies its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter. Historical comparisons are impacted by this pattern and therefore this division should be viewed on an annual, and not quarterly, basis.

  North American Retail

        Net sales for this segment decreased by $7,231, or 4.1%, to $169,565 for the nine months ended June 30, 2014 as compared to the prior comparable period. Same store sales (including internet sales) declined 3.4% due to declines in volume which are partially attributable to severe winter weather in many of the areas where our stores are located, as well as a softer retail environment and lower revenue in the weight management product category due to positive media attention for certain products in this category in the prior comparable period.

        The following is a summary of North American Retail store activity:

	Nine Months Ended June 30,
	2014	2013
Open at beginning of the period	421	426
Opened during the period	17	3
Closed during the period	(19)	(6)

Open at end of the period	419	423

  Cost of Sales

        Cost of sales was as follows:

	Nine Months Ended June 30,
	2014	2013	$ change	% change
Cost of sales	$1,304,003	$1,267,634	$36,369	2.9%
Percentage of net sales	54.0%	53.9%

        Cost of sales as a percentage of net sales remained relatively consistent as a percentage of net sales with the prior comparable period.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Nine Months Ended June 30,
	2014	2013	$ change	% change
Advertising, promotion and catalog	$158,236	$142,706	$15,530	10.9%
Percentage of net sales	6.6%	6.1%

        The increase in advertising, promotion and catalog expense primarily related to increased advertising in our Wholesale segment associated with our branded products, spending on media and advertising costs to further develop our brand and to promote a loyalty program in our European Retail segment and increased spending related to internet advertising in our Direct Response segment.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Nine Months Ended June 30,
	2014	2013	$ change	% change
Selling, general and administrative	$707,260	$675,762	$31,498	4.7%
Percentage of net sales	29.3%	28.8%

        The SG&A increase for the nine months ended June 30, 2014, as compared to the prior comparable period, is primarily due to increases of (i) $11,638 in building and occupancy costs due to additional stores and foreign currency fluctuations in our European Retail segment; (ii) $8,984 in freight costs due to an increase in sales as well as increased movement between facilities as a result of the facility restructuring; (iii) $6,935 of additional depreciation and amortization due to the implementation of our new ERP system in the third quarter of fiscal 2013 and additional stores and the implementation of our new Point of Sale (POS) system in the European Retail segment in the second quarter of fiscal 2014; (iv) $6,922 in salaries and related benefits, related to our European Retail segment as there was a significant increase in stores and foreign currency fluctuations, partially offset by a reduction to the annual bonus expense; and (v) $6,219 in professional services, primarily associated with ongoing implementation and support of our ERP system. These increases were partially offset by a reduction in legal expenses due to the accrual for the Glucosamine case in the prior comparable period.

  Facility Restructuring Charge

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities. The restructuring involved the sale or closure of seven of NBTY's manufacturing/packaging and distribution facilities.

        The restructuring plan commenced in the second quarter of fiscal 2013 and was completed in fiscal 2014. The restructuring resulted in aggregate charges of $35,144 before tax for the nine months ended June 30, 2013.

  Income from Operations

        Income from operations was as follows:

	Nine Months Ended June 30,
	2014	2013	$ change	% change
Wholesale	$143,087	$162,886	$(19,799)	(12.2)%
European Retail	142,260	127,979	14,281	11.2%
Direct Response/E-Commerce	23,372	32,325	(8,953)	(27.7)%
North American Retail	7,568	19,995	(12,427)	(62.2)%
Corporate	(72,694)	(114,501)	41,807	36.5%

Total	$243,593	$228,684	$14,909	6.5%

Percentage of net sales	10.1%	9.7%

        The decrease in Wholesale segment income from operations was primarily due to the decrease in net sales and increases in advertising expenses. The increase in the European Retail segment was the result of higher sales volume, partially offset by increased advertising and SG&A costs (primarily payroll costs and building costs associated with new and acquired stores), as well as significant fluctuations in foreign currency as the US dollar weakened as compared to the British pound and the euro. The decrease in the Direct Response/E-Commerce segment was primarily due to additional sales promotions, as well as increased advertising costs and SG&A costs. The decrease in the North American Retail segment was primarily due to the decrease in net sales from same store sales and increased SG&A costs. Corporate/Manufacturing loss decreased from the prior comparable period due to the costs associated with the facilities restructuring.

  Interest Expense

        Interest expense for the nine months ended June 30, 2014 increased over the prior comparable period due to the issuance of the additional $450,000 Holdco Notes on December 12, 2013, partially offset by the lower interest rate on the term loan B-2 due to the refinancing that took place in March 2013 and the write off of deferred financing costs relating to the refinancing in the prior comparable period.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2014 and 2028. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2014 and 2013 was 29.5% and 26.3%, respectively. The effective income tax rate was higher for the nine months ended June 30, 2014 primarily due to the timing and mixture (foreign and domestic) of income.

Liquidity and Capital Resources

        Holdings is the parent company of NBTY and its primary source of liquidity and capital resources are issuances of debt and dividends from NBTY, and Holdings expects that ongoing requirements for debt service will be funded from dividends from NBTY. NBTY's primary sources of liquidity and capital resources are cash generated from operations and funds available under its revolving credit facility. We expect that ongoing requirements for debt service and capital expenditures will be funded from these sources.

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of June 30, 2014	As of September 30, 2013
Cash and cash equivalents	$94,428	$198,589
Working capital (including cash and cash equivalents)	$828,627	$731,935

        The increase in working capital of $96,692 was primarily due to increases in inventory to achieve higher order fulfillment rates, partially offset by a decrease in accrued expenses due to the timing of payments on long-term debt for the nine months ended June 30, 2014.

        The decrease in cash and cash equivalents of $104,161 at June 30, 2014 as compared to September 30, 2013 was primarily due to net cash used in operations and purchases of property, plant and equipment.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Nine Months Ended June 30,
	2014	2013
Net cash (used in) provided by operating activities	$(28,945)	$190,184
Net cash used in investing activities	$(72,436)	$(171,778)
Net cash used in financing activities	$(4,416)	$(201,866)
Inventory turnover	2.1	2.3
Days sales (Wholesale) outstanding in accounts receivable	35	35

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of June 30, 2014, cash and cash equivalents of $75,338 was held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the U.S. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2014, we plan to indefinitely reinvest $36,000 of our foreign earnings outside of the U.S. for capital expenditures.

        Net cash used in operating activities during the nine months ended June 30, 2014 was attributable to increases in inventory to maintain satisfactory customer fulfillment rates and decreases in accrued expenses and other liabilities relating to the semi-annual interest payments for interest on the Notes and Holdco Notes.

        During the nine months ended June 30, 2014, net cash used in investing activities consisted of purchases of property, plant and equipment.

        For the nine months ended June 30, 2014, net cash used in financing activities related to dividends paid to shareholders and payments for financing fees related to the Holdco Notes, partially offset by proceeds from borrowings under the Holdco Notes.

        Cash provided by operating activities during the nine months ended June 30, 2013 was attributable to net income and reductions in inventories, offset by the call premium on the term loan.

        During the nine months ended June 30, 2013, cash flows used in investing activities consisted of cash paid for acquisitions and the purchases of property, plant and equipment. The significant increase in purchases of property, plant and equipment is due to the implementation of a new ERP system, as well as continued investments in new facilities.

        For the nine months ended June 30, 2013, cash flows used in financing activities related to dividends paid to Holdings' shareholders, payments of our revolving credit facility and payments for financing fees related to the refinancing of our term loan B-1, partially offset by borrowings under the revolving credit facility, which were used to fund the acquisition of Balance Bar.

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

        On March 21, 2013, NBTY, Holdings, Barclays Bank PLC, as administrative agent, and several other lenders entered into the Third Amendment and Second Refinancing Agreement amending the credit agreement governing NBTY's senior secured credit facilities pursuant to which NBTY repriced its term loan B-1 under its then existing credit agreement (Second Refinancing). Under the terms of the Second Refinancing, the $1,750,000 term loan B-1 was replaced with a new $1,507,500 (the current principal amount outstanding) term loan B-2. Borrowings under term loan B-2 and the revolving credit facility bear interest at a floating rate which can be, at NBTY's option, either (i) eurodollar (LIBOR) rate plus an applicable margin, or (ii) base rate plus an applicable margin, in each case, subject to a eurodollar (LIBOR) rate floor of 1.00% or a base rate floor of 2.00%, as applicable. The applicable margin for term loan B-2 is 2.50% per annum for eurodollar (LIBOR) loans and 1.50% per annum for base rate loans. The applicable margin for the revolving credit facility remained at 3.25% per annum for eurodollar (LIBOR) loans and 2.25% per annum for base rate loans, with a step-down of 25 basis points upon the achievement of a total senior secured leverage ratio as set forth in the senior secured credit facilities. Substantially all other terms are consistent with the original term loan B-1, including the maturity dates. As a result of the Second Refinancing, $4,232 of previously capitalized deferred financing costs as well as $1,151 of the call premium on term loan B-1 were expensed and costs incurred and recorded as deferred financing costs were approximately $15,190, including $13,924 of the call premium paid on term loan B-1, and will be amortized using the effective interest method.

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

        On December 12, 2013, Holdings issued $450,000 of additional Holdco Notes that mature on November 1, 2017. The additional $450,000 Holdco Notes and the $550,000 of existing Holdco Notes previously issued on October 17, 2012 have identical terms and are treated as a single class for all purposes under the indenture governing the Holdco Notes. The gross proceeds from the offering of the $450,000 additional Holdco Notes was $460,125, inclusive of a $10,125 premium, which was used to pay transaction fees and expenses, including the consent fee, and a $445,537 dividend to Holdings' shareholders in December 2013.

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

        As described above, Holdings' ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of June 30, 2014, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

        Our ability to make payments on and to refinance our indebtedness, including the Notes and Holdco Notes, will depend on our ability to generate cash in the future. We believe that our cash on hand, together with cash from operations and, if required, as of June 30, 2014 we have borrowing capacity of $200,000 under the revolving portion of our senior secured credit facilities, will be sufficient for our cash requirements for the next twelve months.

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

        The computation of NBTY's senior secured leverage ratio is as follows:

		June 30, 2014	June 30, 2013
Senior secured debt		$1,507,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(85,376)	(116,081)

	(a)	$1,422,124	$1,391,419

NBTY Consolidated EBITDA (Four consecutive quarters)	(b)	$517,203	$535,633

Senior Secured Leverage Ratio	(a /b)	2.75x	2.60x
Maximum Allowed (per the senior secured credit facilities)		4.00x	4.25x

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

        The following table reconciles net income to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the three and nine months ended and four consecutive quarters ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Nine Months Ended June 30,		Four Consecutive quarters ended June 30,
	2014	2013	2014	2013	2014	2013
Net income	$20,524	$43,628	$61,919	$64,608	$96,760	$108,566
Interest expense	54,925	45,561	157,574	145,315	203,540	181,383
Provision for income taxes	6,367	14,849	25,909	23,045	43,251	32,848
Depreciation and amortization	27,310	31,274	78,709	83,944	105,401	109,836

EBITDA	109,126	135,312	324,111	316,912	448,952	432,633
Severance costs(a)	2,435	678	3,732	21,695	4,272	21,848
Stock-based compensation(b)	817	804	3,373	1,844	3,511	2,144
Management fee(c)	750	750	2,250	2,250	3,000	3,000
Inventory fair value adjustment(d)	—	—	—	2,417	—	2,417
Consulting fees(e)	6,527	5,954	16,903	17,017	26,463	22,133
Impairments and disposals(f)	739	—	5,198	1,593	5,800	12,364
Other items(g)	1,613	1,932	8,949	35,465	14,922	40,322
Pro forma cost savings(h)	5,949	13,401	17,847	40,203	23,796	53,604
Limitation on certain EBITDA adjustments(i)	(3,415)	(13,708)	(10,246)	(41,124)	(13,662)	(54,832)

Consolidated EBITDA(1)	$124,541	$145,123	$372,117	$398,272	$517,054	$535,633

Consolidated EBITDA differences between Holdings and NBTY(j)	9	—	44	—	149	—

NBTY's Consolidated EBITDA	$124,550	$145,123	$372,161	$398,272	$517,203	$535,633

(1)
Consolidated EBITDA has been calculated in a manner consistent with NBTY's senior secured credit facilities.

(a)
Reflects the exclusion of severance costs incurred at various subsidiaries of the Company. Included in the nine months and four consecutive quarters ended June 30, 2013 are workforce reduction costs of $16,901 relating to the facility restructuring.

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

(f)
Reflects the impairment of certain assets, including the Julian Graves Limited deconsolidation loss of $7,403 in the four consecutive quarters ended June 30, 2013.

(g)
Reflects the exclusion of various items, as permitted in NBTY's senior secured credit facilities, which among other items includes: restructuring charges, business optimization expenses, ineffectiveness on certain derivative instruments, gains and losses on dispositions and integration costs associated with acquisitions.

(h)
Reflects three months, nine months and four consecutive quarters of prospective savings permitted in accordance with NBTY's senior secured credit facilities; specifically, the amount of cost savings expected to be realized from operating expense reductions and other operating improvements as a result of specified actions taken or initiated, less the amount of any actual cost savings realized during the period.

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

Foreign Currency

        Approximately 35% and 32%, respectively, of our net sales during the nine months ended June 30, 2014 and 2013 were denominated in currencies other than U.S. dollars, principally British pounds and to a lesser extent euros, Canadian dollars and Chinese yuan. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2014	September 30, 2013
Total Assets	27%	26%
Total Liabilities	3%	3%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in translation gains and losses, which are included as a separate component of Stockholders' equity under the caption "Accumulated other comprehensive loss."

        During the nine months ended June 30, 2014 and 2013, translation gains (losses) of $22,615 and ($45,217), respectively, were included in determining other comprehensive income. Cumulative translation gains (losses) of approximately $12,936 and ($9,680) were included as part of accumulated other comprehensive loss within the consolidated balance sheets at June 30, 2014 and September 30, 2013, respectively.

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

        In April 2014, the FASB issued revised guidance to reduce diversity in practice for reporting discontinued operations. The revised guidance only allows disposals of components of an entity that represent a strategic shift (e.g., disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity) and that have a major effect on a reporting entity's operations and financial results to be reported as discontinued operations. The revised guidance also requires expanded disclosure in the financial statements for discontinued operations as well as for disposals of significant components of an entity that do not qualify for discontinued operations presentation. The revised guidance is effective for all disposals (or classifications as held for sale) of components for us beginning October 1, 2015, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

        In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede virtually all existing revenue recognition guidance, including industry-specific guidance, and is designed to create greater comparability for financial statement users across industries and jurisdictions. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance is effective for us beginning October 1, 2017 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial statements and related disclosures.

        In June 2014, the FASB issued guidance to clarify the proper method of accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The guidance requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. The performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

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

        Net sales denominated in foreign currencies were approximately $843,894, or 35.0% of total net sales, for the nine months ended June 30, 2014. A majority of our foreign currency exposure is denominated in British pounds, Canadian dollars, euros and the Chinese yuan. For the nine months ended June 30, 2014, as compared to the prior comparable period, the British pound, the euro and the Chinese yuan increased 4.6%, 4.5% and 2.5%, respectively, as compared to the U.S. dollar and the Canadian dollar decreased 7.5% as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in an increase of $22,454 in net sales and an increase of $6,919 in operating income.

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

        To manage the potential risk arising from changing interest rates and their impact on long-term debt, our policy is to maintain a combination of available fixed and variable rate financial instruments. Assuming NBTY's senior secured credit facilities are fully drawn, each one-eighth percentage point increase or decrease in the applicable interest rates would correspondingly change our interest expense on NBTY's senior secured credit facilities by approximately $1,822 per year.

 Alphabet Holding Company, Inc. and Subsidiary
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Telephone Consumer Protection Act Claim

        NBTY, and certain of its subsidiaries, are defendants in a class-action lawsuit, captioned John H. Lary Jr. v. Rexall Sundown, Inc.; Rexall Sundown 3001, LLC; Rexall, Inc.; NBTY, Inc.; Corporate Mailings, Inc. d/b/a CCG Marketing Solutions ("CCG") and John Does 1-10 (originally filed October 22, 2013), brought in the United States District Court, Eastern District of New York. The plaintiff alleges that the defendants faxed advertisements to plaintiff and others without invitation or permission, in violation of the Telephone Consumer Protection Act ("TCPA").

        On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity,

Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and that motion is pending.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY, however we do not believe the ultimate outcome will have a material adverse effect on each of our consolidated financial statements.

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

Alphabet Holding Company, Inc. (Registrant)
Date: August 14, 2014	By:	/s/ JEFFREY NAGEL Jeffrey Nagel Chief Executive Officer
Date: August 14 , 2014	By:	/s/ MICHAEL D. COLLINS Michael D. Collins Chief Financial Officer