Form 10-Q
period 2015-06-30
Alphabet Holding Company, Inc.
filed 2015-08-05
CIK 1566978

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
Or
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

        As of July 31, 2015, the number of shares of common stock Class A outstanding was 3,100,800 and the number of shares of common stock Class B outstanding was 1,827.

Alphabet Holding Company, Inc. and Subsidiary
INDEX

PART I

Item 1.    Financial Statements

        Alphabet Holding Company, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	June 30, 2015	September 30, 2014
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$283,075	$139,503
Accounts receivable, net	192,315	175,701
Inventories	809,050	853,226
Deferred income taxes	30,687	32,701
Other current assets	49,320	60,974

Total current assets	1,364,447	1,262,105
Property, plant and equipment, net	614,566	597,202
Goodwill	1,132,507	1,163,282
Intangible assets, net	1,743,090	1,791,592
Other assets	9,276	7,970

Total assets	$4,863,886	$4,822,151

Liabilities and Stockholders' Equity
Current liabilities:
Current portion long-term debt	$—	$261
Accounts payable	293,935	227,877
Accrued expenses and other current liabilities	206,985	228,019

Total current liabilities	500,920	456,157
Long-term debt, net of current portion	3,096,152	3,078,647
Deferred income taxes	683,566	695,959
Other liabilities	44,269	53,385

Total liabilities	4,324,907	4,284,148

Commitments and contingencies
Stockholders' equity:
Class A Common stock, $0.01 par; 3,300,000 shares authorized, 3,100,800 issued and outstanding	31	31
Class B Common stock, $0.01 par; 200,000 shares authorized, 353 and 370 issued and outstanding	—	—
Capital in excess of par	700,294	699,500
Accumulated deficit	(84,827)	(132,326)
Accumulated other comprehensive loss	(76,519)	(29,202)

Total stockholders' equity	538,979	538,003

Total liabilities and stockholders' equity	$4,863,886	$4,822,151

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Consolidated Statements of Income and Comprehensive Income (Loss)

(Unaudited)

(in thousands)

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Net sales	$815,610	$806,961	$2,429,257	$2,413,092

Costs and expenses:
Cost of sales (See Note 2)	429,948	431,204	1,313,992	1,304,003
Advertising, promotion and catalog	45,849	60,931	151,249	158,236
Selling, general and administrative	246,938	235,544	720,131	707,260
Facility restructuring charges (See Note 2)	9,533	—	14,435	—

	732,268	727,679	2,199,807	2,169,499

Income from operations	83,342	79,282	229,450	243,593

Other income (expense):
Interest	(53,684)	(54,925)	(163,075)	(157,574)
Miscellaneous, net	2,127	2,534	3,296	1,809

	(51,557)	(52,391)	(159,779)	(155,765)

Income before income taxes	31,785	26,891	69,671	87,828
Provision for income taxes	8,344	6,367	22,172	25,909

Net Income	23,441	20,524	47,499	61,919

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment, net of taxes of $1,975, $(813), $(118) and $2,718, respectively	34,724	11,127	(48,038)	22,615
Change in fair value of interest rate swaps, net of taxes of $0, $(436), $(442) and $(1,559), respecitvely	—	699	721	2,469

Total other comprehensive income (loss), net of tax:	34,724	11,826	(47,317)	25,084
Comprehensive income (loss)	$58,165	$32,350	$182	$87,003

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$47,499	$61,919
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Impairments and disposals of assets	5,091	5,974
Depreciation of property, plant and equipment	57,800	44,076
Amortization of intangible assets	34,120	34,633
Foreign currency transaction (gain) loss	(50)	632
Amortization and write-off of deferred financing fees	19,350	18,830
Stock-based compensation	2,059	3,373
Allowance for doubtful accounts	419	579
Inventory reserves	8,485	3,681
Deferred income taxes	(8,527)	(4,184)
Changes in operating assets and liabilities:
Accounts receivable	(20,340)	(13,107)
Inventories	8,665	(130,953)
Other assets	9,160	(738)
Accounts payable	64,834	(3,798)
Accrued expenses and other liabilities	(19,511)	(49,862)

Net cash provided by (used in) operating activities	209,054	(28,945)

Cash flows from investing activities:
Purchase of property, plant and equipment	(83,592)	(72,436)
Proceeds from sale of property, plant and equipment	933	—
Proceeds from sale of powder facility	23,983	—

Net cash used in investing activities	(58,676)	(72,436)

Cash flows from financing activities:
Proceeds from Holdco notes, inclusive of premiums and discounts	—	460,125
Principal payments	(778)	(298)
Payments for financing fees	(611)	(18,560)
Dividends paid	—	(445,537)
Share repurchase	(1,307)	(157)
Exercise of stock options	42	11

Net cash used in financing activities	(2,654)	(4,416)

Effect of exchange rate changes on cash and cash equivalents	(4,152)	1,636

Net increase (decrease) in cash and cash equivalents	143,572	(104,161)
Cash and cash equivalents at beginning of period	139,503	198,589

Cash and cash equivalents at end of period	$283,075	$94,428

Non-cash investing and financing information:
Property, plant and equipment additions included in total liabilities	$14,176	$6,804

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        Alphabet Holding Company, Inc., a Delaware corporation ("Holdings") and its wholly owned subsidiary NBTY, Inc. ("NBTY"), together with its subsidiaries, (the "Company," "we," or "us"), is the leading global vertically integrated manufacturer, marketer, distributor and retailer of a broad line of high-quality vitamins, nutritional supplements and related products in the United States, with operations worldwide. We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2014, as adjusted, including the notes thereto (our "2014 Financial Statements") included in our Annual Report on Form 10-K for the fiscal year ended September 30, 2014 ("2014 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2014 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

        During the three and nine months ended June 30, 2015, the Company recorded adjustments for immaterial errors in its previously reported financial statements. Accordingly, we recorded a reduction in selling, general and administrative expenses of $0 and $2,520, related to prepaid rent in our retail operations and a reduction in cost of sales of $732, and $4,440 primarily related to an increase in the value of its label inventory for the three and nine months ended June 30, 2015, respectively, which has an immaterial impact on the current year financial statements.

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

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

Segment Reporting

        During the fiscal quarter ended June 30, 2015, we changed the names of our four segments to more accurately portray the brands and markets in which we do business. There were no other changes in the presentation of our segments. The changes to the names are as follows:

New Segment Name	Previous Segment Name
Consumer Products Group	Wholesale
Holland & Barrett International	European Retail
Puritan's Pride	Direct Response/E-Commerce
Vitamin World	North American Retail

Accounts Receivable Reserves

        Accounts receivable are presented net of the following reserves:

	June 30, 2015	September 30, 2014
Promotional program incentive allowances	$99,072	$83,768
Allowance for sales returns	18,235	15,409
Allowance for doubtful accounts	2,797	2,564

	$120,104	$101,741

Recent Accounting Developments

        In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance on revenue from contracts with customers that will supersede virtually all existing revenue recognition guidance, including industry-specific guidance, and is designed to create greater comparability for financial statement users across industries and jurisdictions. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance was effective for us beginning October 1, 2017, however in July 2015, the FASB decided to defer the effective date of the new standard by one year. Early adoption would be permitted for us beginning October 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial statements and related disclosures.

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

        In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Under the new guidance, debt issuance costs are presented as a reduction of the carrying amount of the related liability, rather than as an asset. The guidance was effective for us beginning October 1, 2016, and early adoption was permitted. This guidance has been early adopted and applied retrospectively to the prior period presented in the consolidated financial statements. See Note 5 "Long-Term Debt."

        In July 2015, the FASB issued guidance which applies to inventory for which cost is determined by methods other than the last-in first-out and the retail inventory method. Under the new guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for us beginning January 1, 2017, and should be applied prospectively with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements and related disclosures.

2. Sale of Nutritional Bar Assets and Powder Facility

        In March 2015, NBTY and Nellson Nutraceutical, LLC ("Nellson") entered into (i) a bar asset purchase agreement, (the "Bar APA") and (ii) a powder asset purchase agreement (the "Powder APA" and, together with the Bar APA, the "APAs"), pursuant to which NBTY agreed to sell certain production assets, raw materials, packaging, labeling, in process products, component inventories and contracts (the "Transferred Assets") associated with NBTY's nutritional bar and powder manufacturing operations (the "Divested Manufacturing Operations").

        The closing of the sale pursuant to the Powder APA occurred on June 26, 2015. The sales price for the production assets and transferred contracts was $4,228, subject to post-closing adjustments. The sales price for the raw materials, packaging, labels, work-in-process and component inventories was $19,755, subject to post-closing adjustments.

        The closing of the sale pursuant to the Bar APA is expected to occur during the second half of calendar 2015, and is subject to customary closing conditions. The aggregate sales price for the production assets to be sold pursuant to the Bar APA is approximately $12,000. The sales price for the raw materials, packaging, labels, work-in-process and component inventories to be transferred pursuant to the Bar APA will be equal to NBTY's book value for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments.

        As a result of these arrangements, the Company will incur cumulative net charges of approximately $21,000 before tax over the period in which these transactions are completed, of which non-cash

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

2. Sale of Nutritional Bar Assets and Powder Facility (Continued)

charges will consist primarily of accelerated depreciation and a write-off of Goodwill of approximately $17,000; costs related to workforce reductions will be approximately $2,200 and other costs will be approximately $3,492, partially offset by a gain of $1,692 on the sale of a contract. All costs associated with the Divested Manufacturing Operations will be reflected in Corporate / Manufacturing.

        Charges related to these divestitures of $9,533 for the three months ended June 30, 2015 were $5,541 for a write-off of Goodwill associated with the fair value of the assets related to the powder facility, $4,942 for accelerated depreciation, $28 for severance and employee related costs and $714 of other costs, partially offset by a gain on a transferred contract of $1,692. Charges related to these divestitures of $14,435 for the nine months ended June 30, 2015 were $6,589 for accelerated depreciation, $5,541 for a write-off of Goodwill associated with the fair value of the assets related to the powder facility, $2,199 for severance and employee related costs and $1,798 of other costs, partially offset by a gain on a transferred contract of $1,692.

        In connection with the sale of the Divested Manufacturing Operations, NBTY has entered into long-term supply agreements with Nellson, pursuant to which NBTY will purchase from Nellson the nutritional bar and powder products for a period of ten years.

3. Inventories

        The components of inventories are as follows:

	June 30, 2015	September 30, 2014
Raw materials	$177,892	$217,697
Work-in-process	21,995	20,898
Finished goods	609,163	614,631

Total	$809,050	$853,226

4. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment is as follows:

	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Consolidated
Balance at September 30, 2014	$638,630	$321,257	$203,395	$1,163,282
Write off due to sale of powder facility	(4,892)	—	(649)	(5,541)
Foreign currency translation	(8,789)	(16,445)	—	(25,234)

Balance at June 30, 2015	$624,949	$304,812	$202,746	$1,132,507

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

4. Goodwill and Intangible Assets (Continued)

        The carrying amounts of acquired other intangible assets, which are subject to the impact of changes in foreign currency for the periods indicated are as follows:

	June 30, 2015		September 30, 2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets:
Brands and customer relationships	$909,278	$184,964	$912,200	$155,776	17 - 25
Tradenames and other	172,808	26,512	175,872	22,644	15 - 30

	1,082,086	211,476	1,088,072	178,420
Indefinite lived intangible assets:
Tradenames	872,480	—	881,940	—

Total intangible assets	$1,954,566	$211,476	$1,970,012	$178,420

        Aggregate amortization expense of definite lived intangible assets included in the consolidated statements of income and comprehensive income (loss) in selling, general and administrative expenses for the three months ended June 30, 2015 and 2014 was $11,445 and $11,495, respectively. Amortization expense for the nine months ended June 30, 2015 and 2014 was $34,120 and $34,633, respectively.

        Assuming no changes in our intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $45,000 per year.

5. Long-Term Debt

        As a result of adopting the new guidance related to the presentation of debt issuance costs (see Note 1), our September 30, 2014 consolidated balance sheet has been retrospectively adjusted to reduce long-term debt by $80,410, reduce other assets by $55,677 and reduce other current assets by $24,733. Debt issuance costs relating to unused revolving lines of credit will remain in other assets and other current assets.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

5. Long-Term Debt (Continued)

        The components of long-term debt are as follows:

	June 30, 2015	September 30, 2014
Senior Secured Credit Facilities:
Term loan B-2
Principal amount	$1,507,500	$1,507,500
Less unamortized debt issuance costs	(34,731)	(45,539)

	1,472,769	1,461,961
Holdco Notes
Principal amount	1,000,000	1,000,000
Less unamortized premium and debt issuance costs	(15,655)	(20,839)

	984,345	979,161
Notes
Principal amount	650,000	650,000
Less unamortized debt issuance costs	(10,962)	(13,061)

	639,038	636,939
Other	—	847

	3,096,152	3,078,908
Less current portion	—	(261)

Total	$3,096,152	$3,078,647

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

        As of June 30, 2015, there were no borrowings drawn from our $175,000 revolving credit facility and there was a letter of credit totaling $4,400, reducing the net availability to $170,600. In July 2015, the letter of credit was increased to $6,100.

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, NBTY's senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all financial covenants under the senior secured credit facilities at June 30, 2015.

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to NBTY and its subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, or pay dividends. NBTY was in compliance with all financial covenants under the Notes at June 30, 2015.

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

        The following table summarizes the liabilities measured at fair value on a recurring basis at June 30, 2015:

	Level 1	Level 2	Level 3
Current (included in accrued expenses and other current liabilities):
Cross currency swaps	$—	$—	$3,299
Non-current (included in other liabilities):
Cross currency swaps	$—	$—	$4,740

        The following table summarizes the liabilities measured at fair value on a recurring basis at September 30, 2014:

	Level 1	Level 2	Level 3
Current (included in accrued expenses and other current liabilities):
Interest rate swaps	$—	$1,151	$—
Cross currency swaps	$—	$—	$3,857
Non-current (included in other liabilities):
Cross currency swaps	$—	$—	$14,773

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we did not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore, the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted assets / (liabilities) ranged from 10.1% to 10.7% (10.3% weighted average) as of June 30, 2015 and 8.1% to 8.5% (8.3% weighted average) as of September 30, 2014.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Fair Value of Financial Instruments (Continued)

        The following table shows the Level 3 activity related to our cross currency swaps for the three and nine months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Beginning balance:	$8,810	$(29,221)	$(18,630)	$(22,254)
Unrealized gain (loss) on cross currency swaps	(16,849)	(6,701)	10,591	(13,668)

Ending balance:	$(8,039)	$(35,922)	$(8,039)	$(35,922)

Interest Rate Swaps

        During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract had a declining notional amount with a fixed interest rate of 1.92% for a four-year term and matured in December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities were swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness was assessed based on the overall changes in the fair value of the interest rate swap contracts. Hedge ineffectiveness was insignificant, and was recorded in Miscellaneous, net.

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

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound sterling denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current earnings. Hedge ineffectiveness loss/(gain) for the three months ended June 30, 2015 and 2014 was ($613) and $1,463, respectively, and is recorded in Miscellaneous, net. Hedge ineffectiveness loss/(gain) for the nine months ended June 30, 2015 and 2014 was $1,136 and $2,415, respectively.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

6. Fair Value of Financial Instruments (Continued)

        The following table shows the effect, net of tax impact, of the Company's derivative instruments designated as cash flow and net investment hedging instruments:

	Three Months Ended June 30,
	2015		2014
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$—	$—	$(460)	$(1,159)
Net Investment Hedges:
Cross currency swaps	(10,992)	—	(5,591)	—

Total	$(10,992)	$—	$(6,051)	$(1,159)

	Nine Months Ended June 30,
	2015		2014
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(438)	$(1,159)	$(1,705)	$(4,174)
Net Investment Hedges:
Cross currency swaps	7,660	—	(10,835)	—

Total	$7,222	$(1,159)	$(12,540)	$(4,174)

Notes and Holdco Notes

        The fair value of the Notes and the Holdco Notes, based on quoted market prices (Level 2), was approximately $680,875 and $1,002,500, respectively, as of June 30, 2015.

Term loan B-2

        The face amount of the term loan B-2 is $1,507,500, which approximates fair value based on Level 2 inputs, as this loan accrues interest at a variable interest rate.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

7. Litigation Summary

Herbal Dietary Supplements

        In February 2015, the New York State Office of the Attorney General ("NY AG") began an investigation concerning the authenticity and purity of herbal supplements and associated marketing. As part of this investigation, the NY AG is reviewing the sufficiency of the measures that several manufacturers and retailers, including NBTY, are taking to independently assess the validity of their representations and advertising in connection with the sale of herbal supplements. NBTY has fully cooperated with the NY AG; however until this investigation is concluded, no final determination can be made as to its ultimate outcome or the amount of liability, if any, on the part of NBTY. However, we do not believe the ultimate outcome will have a material adverse effect on our consolidated financial statements.

        Following the NY AG investigation, starting in February 2015, numerous putative class actions were filed in various jurisdictions against NBTY, certain of its customers and/or other companies as to which there may be a duty to defend and indemnify, challenging the authenticity and purity of herbal supplements and associated marketing, under various states' consumer protection statutes. Motions for transfer and consolidation of all of the federal actions as multidistrict litigation into a single district before a single judge were granted on June 9, 2015, and the cases are consolidated before Judge John W. Darrah of the United States District Court, North District of Illinois—Eastern Division (the "MDL Case"). An initial conference is scheduled for August 20, 2015. Three class actions against one of our customers to which we may have a duty to indemnify have not been transferred and consolidated with the MDL Case, and are at the initial stages of litigation.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of NBTY; however, we do not believe the ultimate outcome will have a material adverse effect on our consolidated financial statements.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against NBTY and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief; Jennings v. Rexall Sundown, Inc. (filed August 22, 2011) in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages; and Nunez v. NBTY, Inc. et al. (filed March 1, 2013) in the United States District Court for the Southern District of California (the "Nunez Case"), on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus injunctive relief, as well as other cases in California and Illinois against certain Consumer Products Group customers as to which we may have certain indemnification obligations.

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

        On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision. In April 2015, NBTY agreed upon a revised proposed settlement with certain plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the amount of $9,000, which resulted in an additional charge of $4,300 in the second quarter results for fiscal 2015. On May 14, 2015, the settlement was submitted to the court for preliminary approval and a preliminary conference was held before the court on July 22, 2015. Until the cases are resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

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

        The effective income tax rate for the three months ended June 30, 2015 and 2014 was 26.3% and 23.7%, respectively. The effective income tax rate for the nine months ended June 30, 2015 and 2014 was 31.8% and 29.5%, respectively. Our effective tax rates for the three and nine month periods are different than the federal statutory rate generally due to the impact of state and local taxes and the partial reinvestment of foreign earnings in fiscal 2015 and 2014.

        We accrue interest and penalties related to unrecognized tax benefits in the provision for income taxes. At June 30, 2015, we had accrued $679 and $174 for the potential payment of interest and penalties, respectively. As of June 30, 2015, we were subject to U.S. federal income tax examinations for the tax years 2012 through 2014, and to non-U.S. examinations for tax years 2009 through 2014. In addition, we are generally subject to state and local examinations for fiscal years 2011 through 2014.

        During our fiscal second quarter ended March 31, 2015, the Internal Revenue Service ("IRS") finalized its examination of the Company for tax years 2011 and 2012, which resulted in an immaterial reduction to its unrecognized tax benefit.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

9. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company for the three and nine months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at March 31, 2015	$(111,243)	$—	$(111,243)
Other comprehensive income (loss) before reclassifications	34,724	—	34,724
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	—	—

Balance at June 30, 2015	$(76,519)	$—	$(76,519)

	Three Months Ended June 30, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at March 31, 2014	$1,809	$(2,133)	$(324)
Other comprehensive income (loss) before reclassifications	11,127	(460)	10,667
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at June 30, 2014	$12,936	$(1,434)	$11,502

	Nine Months Ended June 30, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2014	$(28,481)	$(721)	$(29,202)
Other comprehensive income (loss) before reclassifications	(48,038)	(438)	(48,476)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at June 30, 2015	$(76,519)	$—	$(76,519)

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

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

10. Business and Credit Concentration (Continued)

        The following customers accounted for the following percentages of net sales for the three and nine months ended June 30, 2015 and 2014, respectively:

	Consumer Products Group Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Customer A	19%	18%	11%	11%
Customer B	16%	13%	10%	7%

	Consumer Products Group Segment Net Sales		Total Consolidated Net Sales
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Customer A	18%	19%	11%	11%
Customer B	15%	12%	9%	7%

        The following customers accounted for the following percentages of the Consumer Products Group segment's gross accounts receivable:

	June 30, 2015	September 30, 2014
Customer A	11%	13%
Customer B	16%	11%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

11. Related Party Transactions

Consulting Agreement—The Carlyle Group ("Carlyle")

        NBTY entered into a consulting agreement with Carlyle under which it pays Carlyle a fee for consulting services Carlyle provides to it and its subsidiaries. Under this agreement, subject to certain conditions, NBTY expects to pay an annual consulting fee to Carlyle of $3,000; NBTY reimburses Carlyle for out-of-pocket expenses, and may pay Carlyle additional fees associated with other future transactions. For the three and nine months ended June 30, 2015 and 2014, these fees totaled $750 and

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

11. Related Party Transactions (Continued)

$2,250, in each of the respective periods, and are recorded in selling, general and administrative expenses. Out of pocket expenditures paid to Carlyle were $14 and $24 for the three months ended June 30, 2015 and 2014, respectively, and $402 and $392 for the nine months ended June 30, 2015 and 2014, respectively.

Services from Portfolio Companies of Funds Affiliated with Carlyle

        From time to time, we receive services from other portfolio companies of funds that are affiliated with Carlyle, but these services are not significant and such services are provided on what we believe is an arms-length basis.

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

        All of our products fall into one or more of these four segments:

  •
  Consumer Products Group—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  Holland & Barrett International—This segment generates revenue through its 1,007 Holland & Barrett and co-branded stores; including company-owned stores in the following countries: 690 in the UK, 151 in the Netherlands, 48 in Ireland, 18 in Belgium; and franchised stores in the following countries: 32 in China, 28 in Singapore, 15 in United Arab Emirates,10 in Cyprus, five in each of Malta and the Netherlands, two in each of Spain and Kuwait and one in Gibraltar. We also have 49 GNC / MET-Rx branded UK stores, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie,www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. We are currently in the process of co-branding the De Tuinen, Essenza and Natures Way stores to leverage the value of the Holland & Barrett brand.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Segment Information (Continued)

  •
  Puritan's Pride—This segment generates revenue through the sale of proprietary brand and third-party products primarily through the internet and mail order catalogs under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  Vitamin World—This segment generates revenue through its 386 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Vitamin World	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended June 30, 2015:(1)
Net sales	$476,452	$225,428	$62,467	$51,263	$815,610	$—	$815,610
Income (loss) from operations	61,897	45,890	6,685	1,395	115,867	(32,525)	83,342
Depreciation and amortization	8,993	5,848	2,838	945	18,624	15,498	34,122
Capital expenditures	602	17,139	22	1,460	19,223	18,403	37,626
Three Months Ended June 30, 2014:
Net sales	$471,344	$215,328	$63,940	$56,349	$806,961	$—	$806,961
Income (loss) from operations	41,355	48,386	9,009	3,073	101,823	(22,541)	79,282
Depreciation and amortization	9,032	4,807	2,830	892	17,561	9,748	27,309
Capital expenditures	41	12,380	402	4,388	17,211	7,981	25,192
Nine Months Ended June 30, 2015:(1)(2)
Net sales	$1,425,918	$655,831	$188,984	$158,524	$2,429,257	$—	$2,429,257
Income (loss) from operations	151,571	138,287	19,735	7,310	316,903	(87,453)	229,450
Depreciation and amortization	27,021	16,005	8,508	2,745	54,279	37,641	91,920
Capital expenditures	1,301	40,291	293	3,131	45,016	38,576	83,592
Nine Months Ended June 30, 2014:
Net sales	$1,420,067	$635,556	$187,904	$169,565	$2,413,092	$—	$2,413,092
Income (loss) from operations	143,087	142,260	23,372	7,568	316,287	(72,694)	243,593
Depreciation and amortization	27,199	12,984	8,475	2,365	51,023	27,686	78,709
Capital expenditures	244	27,248	1,084	11,977	40,553	31,883	72,436

(1)
Included in the income (loss) from operations is an adjustment to correct the Company's accounting for prepaid rent, whereby a benefit was recorded and benefited the Consumer Products Group, Puritan's Pride and Vitamin World segments by $588, $78 and $66, for the three months ended June 30, 2015, respectively and $588, $78 and $2,586 for the nine months ended June 30, 2015, respectively.

(2)
Included in the income (loss) from operations for the nine months ended June 30, 2015, is an adjustment to correct the valuation of our labels inventory, whereby a benefit of $3,708 was recorded and benefited the Consumer Products Group, Puritan's Pride and Vitamin World segments by $2,975, $397, and $336, respectively.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

12. Segment Information (Continued)

        Total assets by segment are as follows:

	June 30, 2015	September 30, 2014
Reportable Business Segments:
Consumer Products Group	$2,468,588	$2,500,659
Holland & Barrett International	992,960	948,010
Puritan's Pride	511,283	512,642
Vitamin World	111,257	107,442

Total Reportable Business Segments:	4,084,088	4,068,753

Corporate / Manufacturing	779,798	753,398

Consolidated assets	$4,863,886	$4,822,151

13. Subsequent Events

Sale-leaseback

        In July 2015, the Company sold facilities related to the Holland & Barrett International segment for £34,200 British pounds sterling (approximately $54,000) and entered into a 30 year lease for these facilities. The lease will be accounted for as a capital lease that will result in an obligation of approximately $54,000 to be recorded on our consolidated balance sheet in the fourth fiscal quarter of 2015.

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

        During the fiscal quarter ended June 30, 2015, we changed the names of our four segments to more accurately portray the brands and markets in which we do business. There were no other changes in the presentation of our segments. The changes to the names are as follows:

New Segment Name	Previous Segment Name
Consumer Products Group	Wholesale
Holland & Barrett International	European Retail
Puritan's Pride	Direct Response/E-Commerce
Vitamin World	North American Retail
  •
  Consumer Products Group—This segment sells products worldwide under various brand names and third-party private labels, each targeting specific market groups which include virtually all major mass merchandisers, club stores, drug store chains and supermarkets. This segment also sells products to independent pharmacies, health food stores, the military and other retailers.

  •
  Holland & Barrett International—This segment generates revenue through its 1,007 Holland & Barrett and co-branded stores; including company-owned stores in the following countries: 690 in the UK, 151 in the Netherlands, 48 in Ireland, 18 in Belgium; and franchised stores in the following countries: 32 in China, 28 in Singapore, 15 in United Arab Emirates,10 in Cyprus, five in each of Malta and the Netherlands, two in each of Spain and Kuwait and one in Gibraltar, 49 GNC / MET-Rx branded UK stores, as well as internet-based sales from www.hollandandbarrett.com, www.hollandandbarrett.co.uk, www.hollandandbarrett.ie, www.detuinen.nl and www.gnc.co.uk. Such revenue consists of sales of proprietary brand and third-party products as well as franchise fees. We are currently in the process of co-branding the De Tuinen, Essenza and Natures Way stores to leverage the value of the Holland & Barrett brand.

  •
  Puritan's Pride—This segment generates revenue through the sale of proprietary brand and third-party products primarily through the internet and mail order catalogs under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  Vitamin World—This segment generates revenue through its 386 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

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

Sale of Nutritional Bar Assets and Powder Facility

        In March 2015, NBTY and Nellson Nutraceutical, LLC ("Nellson") entered into (i) a bar asset purchase agreement, (the "Bar APA") and (ii) a powder asset purchase agreement (the "Powder APA"

and, together with the Bar APA, the "APAs"), pursuant to which NBTY agreed to sell certain production assets, raw materials, packaging, labeling, in process products, component inventories and contracts (the "Transferred Assets") associated with NBTY's nutritional bar and powder manufacturing operations (the "Divested Manufacturing Operations").

        The closing of the sale pursuant to the Powder APA occurred on June 26, 2015. The sales price for the production assets and transferred contracts was $4,228, subject to post-closing adjustments. The sales price for the raw materials, packaging, labels, work-in-process and component inventories was $19,755, subject to post-closing adjustments.

        The closing of the sale pursuant to the Bar APA is expected to occur during the second half of calendar 2015, and is subject to customary closing conditions. The aggregate sales price for the production assets to be sold pursuant to the Bar APA is approximately $12,000. The sales price for the raw materials, packaging, labels, work-in-process and component inventories to be transferred pursuant to the Bar APA will be equal to NBTY's book value for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments.

        As a result of these arrangements, the Company will incur cumulative net charges of approximately $21,000 before tax over the period in which these transactions are completed, of which non-cash charges will consist primarily of accelerated depreciation and a write-off of Goodwill of approximately $17,000; costs related to workforce reductions will be approximately $2,200 and other costs will be approximately $3,492, partially offset by a gain of $1,692 of the sale of a contract. All costs associated with the Divested Manufacturing Operations will be reflected in Corporate / Manufacturing.

        Charges related to these divestitures of $9,533 for the three months ended June 30, 2015 were $5,541 for a write-off of goodwill associated with the fair value of assets related to the the powder facility, $4,942 for accelerated depreciation, $28 for severance and employee related costs and $714 of other costs, partially offset by a gain on a transferred contract of $1,692. Charges related to these divestitures of $14,435 for the nine months ended June 30, 2015 were $6,589 for accelerated depreciation, $5,541 for a write-off of goodwill associated with the fair value of the assets related to the powder facility, $2,199 for severance and employee related costs and $1,798 of other costs, partially offset by a gain on a transferred contract of $1,692.

        In connection with the sale of the Divested Manufacturing Operations, NBTY has entered into long-term supply agreements with Nellson, pursuant to which NBTY will purchase from Nellson the nutritional bar and powder products for a period of ten years.

Other Adjustments

        During the three and nine months ended June 30, 2015, the Company identified and recorded adjustments for immaterial errors in its previously reported financial statements. Accordingly, we recorded a reduction in selling, general and administrative expenses of $0 and $2,520, related to prepaid rent in our retail operations and a reduction in cost of sales of $732, and $4,440 primarily related to increase the value of its label inventory for the three and nine months ended June 30, 2015, respectively, which has an immaterial impact on the current year financial statements.

Results of Operations

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014:

  Net Sales

        Net sales by segment were as follows:

	Three Months Ended June 30,
	2015		2014
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Consumer Products Group	$476,452	58.4%	$471,344	58.4%	$5,108	1.1%
Holland & Barrett International	225,428	27.6%	215,328	26.7%	10,100	4.7%
Puritan's Pride	62,467	7.7%	63,940	7.9%	(1,473)	(2.3)%
Vitamin World	51,263	6.3%	56,349	7.0%	(5,086)	(9.0)%

Net sales	$815,610	100.0%	$806,961	100.0%	$8,649	1.1%

Consumer Products Group

        Net sales for the Consumer Products Group segment increased $5,108, or 1.1%, to $476,452 for the three months ended June 30, 2015, as compared to the prior comparable period. This increase is due to $19,591 higher net sales of our branded products, primarily driven by increases in core brands, partially offset by $14,483 lower net sales to certain contract manufacturing and private label accounts. Domestic branded net sales increased $14,197 and international branded net sales increased $5,394 for the three months ended June 30, 2015, as compared to the prior comparable period.

        We continue to adjust shelf space allocation among our numerous brands to provide the best overall product mix and to respond to changing market conditions. The Consumer Products Group segment continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride operations to provide our mass market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall net sales. Promotional programs and rebates were 16.4% of net sales for the three months ended June 30, 2015, as compared to 15.8% of net sales for the prior comparable period; this increase is a result of the increase in the percentage of branded net sales which is more promotionally driven. We expect promotional programs and rebates as a percentage of net sales to fluctuate on a quarterly basis.

        Product returns were 1.6% of net sales for the three months ended June 30, 2015 as compared to 1.2% of net sales for the prior comparable period, and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Consumer Products Group net sales in future quarters.

        The following customers accounted for the following percentages of net sales for the three months ended June 30, 2015 and 2014, respectively:

	Consumer Products Group Segment Net Sales		Total Consolidated Net Sales
	Three Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Customer A	19%	18%	11%	11%
Customer B	16%	13%	10%	7%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

  Holland & Barrett International

        Net sales for the Holland & Barrett International segment increased $10,100, or 4.7%, to $225,428 for the three months ended June 30, 2015, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened during the period. Offsetting the increase, the average exchange rate of the British pound sterling to the U.S. dollar decreased 8.9% and the euro to the U.S. dollar decreased 19.3% as compared to the prior comparable period. In local currency, net sales increased 17.4% and sales for stores open more than one year (same store sales which include online sales) increased 12.4% as compared to the prior comparable period.

        The following is a summary of Holland & Barrett International store activity:

	Three Months Ended June 30,
	2015	2014
Company-owned stores
Open at beginning of the period	943	908
Opened during the period	15	10
Closed during the period	(2)	(6)

Open at end of the period	956	912

Franchised stores
Open at beginning of the period	98	83
Opened during the period	5	3
Closed during the period	(3)	—

Open at end of the period	100	86

Total company-owned and franchised stores
Open at beginning of the period	1,041	991
Opened during the period	20	13
Closed during the period	(5)	(6)

Open at end of the period	1,056	998

  Puritan's Pride

        Net sales for the Puritan's Pride segment decreased by $1,473, or 2.3%, to $62,467 for the three months ended June 30, 2015, as compared to the prior comparable period. The total number of orders increased approximately 3%, while the average order size declined approximately 5% for the three months ended June 30, 2015, as compared to the prior comparable period. E-commerce orders comprised 74% of total Puritan's Pride orders for the three months ended June 30, 2015 as compared to 72% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to evaluate the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs and internet promotions which are not offered on a consistent basis every quarter. Historical results reflect this pattern and therefore this segment should be viewed on an annual, and not quarterly, basis.

  Vitamin World

        Net sales for the Vitamin World segment decreased $5,086, or 9.0%, to $51,263 for the three months ended June 30, 2015, as compared to the prior comparable period. Same store sales (which include online sales) declined 6.3% due to declines in sales of weight loss products as well as overall declines in mall traffic.

        The following is a summary of Vitamin World store activity:

	Three Months Ended June 30,
	2015	2014
Open at beginning of the period	390	417
Opened during the period	2	5
Closed during the period	(6)	(3)

Open at end of the period	386	419

  Cost of Sales

        Cost of sales was as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
Cost of sales	$429,948	$431,204	$(1,256)	(0.3)%
Percentage of net sales	52.7%	53.4%

        Cost of sales as a percentage of net sales decreased by 0.7 percentage points. The decrease in the percentage of cost of sales was primarily due to higher margins in our Consumer Products Group due to lower materials costs, supply chain efficiencies and the higher proportion of branded product sales, which was partially offset by lower margins earned in our retail businesses due to increased promotional activity.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
Advertising, promotion and catalog	$45,849	$60,931	$(15,082)	(24.8)%
Percentage of net sales	5.6%	7.6%

        Advertising, promotion and catalog expenses declined $15,082, or 24.8%, for the three months ended June 30, 2015, as compared to the prior comparable period. This was a result of declines in the Consumer Products Group relating to a significant product launch in the prior comparable period, partially offset by increases in the Holland & Barrett International segment.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
Selling, general and administrative	$246,938	$235,544	$11,394	4.8%
Percentage of net sales	30.3%	29.2%

        The SG&A increase of $11,394, or 4.8%, for the three months ended June 30, 2015, as compared to the prior comparable period, is primarily due to increases of: (i) salaries of $10,404 due to increased stores in the Holland & Barrett International segment as well as a lower accrual for annual bonus expense in the prior comparable period; (ii) professional fees of $3,769 relating to various Consumer Product Group initiatives; (iii) building and occupancy costs of $3,459 primarily relating to additional stores in the Holland & Barrett International segment; (iv) additional depreciation of $2,733 primarily due to the implementation of a POS system in our Holland & Barrett International segment and the ongoing implementation and support of our ERP system in Corporate/Manufacturing, partially offset by decreases of $9,403 due to foreign currency, as the British pound sterling and Euro have weakened as compared to the U.S. dollar, and $1,151 of lower insurance costs as a result of lower premiums.

  Income from Operations

        Income from operations was as follows:

	Three Months Ended June 30,
	2015	2014	$ change	% change
Consumer Products Group	$61,897	$41,355	$20,542	49.7%
Holland & Barrett International	45,890	48,386	(2,496)	(5.2)%
Puritan's Pride	6,685	9,009	(2,324)	(25.8)%
Vitamin World	1,395	3,073	(1,678)	(54.6)%
Corporate / Manufacturing	(32,525)	(22,541)	(9,984)	(44.3)%

Total	$83,342	$79,282	$4,060	5.1%

Percentage of net sales	10.2%	9.8%

        The increase in the Consumer Products Group segment was primarily due to the increase in net sales and related margins and decreases in advertising expense, partially offset by increased SG&A expenses. The decrease in the Holland & Barrett International segment was the result of increased advertising and SG&A expenses, partially offset by a decrease in foreign currency due to the decline in the British pound sterling and Euro and higher sales volume. On a local currency basis, income from operations increased approximately 5%. The decrease in the Puritan's Pride segment was primarily due to lower net sales, increased cost of sales as a percentage of net sales due to additional sales promotions and increased SG&A expenses (primarily salary costs), partially offset by decreases in advertising expenses. The decrease in the Vitamin World segment was primarily due to the decrease in net sales due to store closures and lower same store sales from the prior year, partially offset by decreases in SG&A expenses primarily related to reductions in salaries from store closures as compared to the prior comparable period. Corporate / Manufacturing increased primarily due to increases in salary costs and costs related to the sale of the bar and powder facilities.

  Interest Expense

        Interest expense for the three months ended June 30, 2015 decreased as compared to the prior comparable period due to interest on the interest rate swap, which matured in December 2014.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2015 and 2029. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended June 30, 2015 and 2014 was 26.3% and 23.7%, respectively. Our effective tax rate for the three months ended June 30, 2015 and 2014 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2015 and 2014.

Nine Months Ended June 30, 2015 Compared to the Nine Months Ended June 30, 2014:

  Net Sales

        Net sales by segment were as follows:

	Nine Months Ended June 30, 2015		Nine Months Ended June 30, 2014
	Net Sales	% of total	Net Sales	% of total	$ change	% change
Consumer Products Group	$1,425,918	58.7%	$1,420,067	58.8%	$5,851	0.4%
Holland & Barrett International	655,831	27.0%	635,556	26.4%	20,275	3.2%
Puritan's Pride	188,984	7.8%	187,904	7.8%	1,080	0.6%
Vitamin World	158,524	6.5%	169,565	7.0%	(11,041)	(6.5)%

Net sales	$2,429,257	100.0%	$2,413,092	100.0%	$16,165	0.7%

Consumer Products Group

        Net sales for the Consumer Products Group segment increased $5,851, or 0.4%, to $1,425,918 for the nine months ended June 30, 2015, as compared to the prior comparable period. This increase is due to $48,047 higher net sales of our branded products, partially offset by $42,196 lower net sales to certain contract manufacturing and private label accounts. The increase in net sales of our branded products was primarily driven by increases in core brands, and partially offset by declines in our joint care products. Domestic branded net sales increased $46,331 and international branded net sales increased $1,716 for the nine months ended June 30, 2015, as compared to the prior comparable period.

        We continue to adjust shelf space allocation among our numerous brands to provide the best overall product mix and to respond to changing market conditions. The Consumer Products Group segment continues to leverage valuable consumer sales information obtained from our Vitamin World retail stores and Puritan's Pride operations to provide our mass market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall net sales. Promotional programs and rebates were 16.9% of net sales for the nine months ended June 30, 2015, as compared to 15.9% of net sales for the prior comparable period; this increase is a result of the increase in the percentage of branded net sales which is more promotionally driven. We expect promotional programs and rebates as a percentage of net sales to fluctuate on a quarterly basis.

        Product returns were 1.3% of net sales for the nine months ended June 30, 2015 as compared to 1.4% of net sales for the prior comparable period and are primarily attributable to returns in the ordinary course of business. We expect product returns relating to normal operations to trend between 1% and 2% of Consumer Products Group net sales in future quarters.

        The following customers accounted for the following percentages of net sales for the nine months ended June 30, 2015 and 2014, respectively:

	Consumer Products Group Segment Net Sales		Total Consolidated Net Sales
	Nine Months Ended June 30,		Nine Months Ended June 30,
	2015	2014	2015	2014
Customer A	18%	19%	11%	11%
Customer B	15%	12%	9%	7%

        The loss of any of these customers, or any one of our other major customers, would have a material adverse effect on our consolidated financial statements if we were unable to replace that customer.

  Holland & Barrett International

        Net sales for the Holland & Barrett International segment increased $20,275, or 3.2%, to $655,831 for the nine months ended June 30, 2015, as compared to the prior comparable period. This increase is attributable to more successful promotional activity and additional stores opened during the period. Offsetting this increase, the average exchange rate of the British pound sterling to the U.S. dollar decreased 6.6% and the euro to the U.S. dollar decreased 15.1% as compared to the prior comparable period. In local currency, net sales increased 12.6% and sales for stores open more than one year (same store sales which include online sales) increased 9.2% as compared to the prior comparable period.

        The following is a summary of Holland & Barrett International store activity:

	Nine Months Ended June 30,
	2015	2014
Company-owned stores
Open at beginning of the period	927	901
Opened during the period	36	22
Closed during the period	(7)	(11)

Open at end of the period	956	912

Franchised stores
Open at beginning of the period	89	79
Opened during the period	21	13
Closed during the period	(10)	(6)

Open at end of the period	100	86

Total company-owned and franchised stores
Open at beginning of the period	1,016	980
Opened during the period	57	35
Closed during the period	(17)	(17)

Open at end of the period	1,056	998

  Puritan's Pride

        Net sales for the Puritan's Pride segment increased by $1,080, or 0.6%, to $188,984 for the nine months ended June 30, 2015, as compared to the prior comparable period. The total number of orders increased approximately 8%, while the average order size declined approximately 9% for the nine months ended June 30, 2015, as compared to the prior comparable period. E-commerce orders comprised 75% of total Puritan's Pride orders for the nine months ended June 30, 2015 as compared to 71% in the prior comparable period. We remain among the leaders for vitamin and nutritional supplements in the direct response and e-commerce sectors, and we continue to increase the number of products available via our catalog and websites.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs and internet promotions which are not offered on a consistent basis every quarter. Historical results reflect this pattern and therefore this segment should be viewed on an annual, and not quarterly, basis.

  Vitamin World

        Net sales for the Vitamin World segment decreased $11,041, or 6.5%, to $158,524 for the nine months ended June 30, 2015, as compared to the prior comparable period. Same store sales (which include online sales) declined 4.3% due to declines in sales of weight loss products as well as overall declines in mall traffic.

        The following is a summary of Vitamin World store activity:

	Nine Months Ended June 30,
	2015	2014
Open at beginning of the period	414	421
Opened during the period	5	17
Closed during the period	(33)	(19)

Open at end of the period	386	419

  Cost of Sales

        Cost of sales was as follows:

	Nine Months Ended June 30,
	2015	2014	$ change	% change
Cost of sales	$1,313,992	$1,304,003	$9,989	0.8%
Percentage of net sales	54.1%	54.0%

        Cost of sales as a percentage of net sales remained relatively consistent, as higher margins in our Consumer Products Group, due to lower materials costs, supply chain efficiencies and the higher proportion of branded product sales, were offset by lower margins earned in our retail businesses due to increased promotional activity.

        Due to competitive pressure in the private label business, the cost of sales for our private label business as a percentage of net sales could fluctuate. This would adversely affect gross profits during the affected periods. To address these matters, we continuously seek to implement additional improvements in our supply chain and we are increasing our focus on our branded sales.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Nine Months Ended June 30,
	2015	2014	$ change	% change
Advertising, promotion and catalog	$151,249	$158,236	$(6,987)	(4.4)%
Percentage of net sales	6.2%	6.6%

        Advertising, promotion and catalog expenses decreased $6,987, or 4.4%, for the nine months ended June 30, 2015, as compared to the prior comparable period. This was a result of significant declines in the Consumer Products Group relating to a significant product launch in the prior comparable period and marginal declines in our Puritan's Pride segment relating to on-line search advertising, partially offset by an increase in the Holland & Barrett International segment.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Nine Months Ended June 30,
	2015	2014	$ change	% change
Selling, general and administrative	$720,131	$707,260	$12,871	1.8%
Percentage of net sales	29.6%	29.3%

        The SG&A increase of $12,871, or 1.8%, for the nine months ended June 30, 2015, as compared to the prior comparable period, is primarily due to increases of: (i) salaries of $19,244 due to increased stores in the Holland & Barrett International segment as well as a lower accrual for the annual bonus expense in the prior comparable period; (ii) professional fees of $6,887 relating to various Consumer Products Group initiatives as well as increased legal settlement costs primarily related to the recording of an estimated settlement value in the current period related to the Glucosamine case; (iii) building and occupancy costs of $5,128 primarily relating to additional stores in the Holland & Barrett International segment, partially offset by the correction of prepaid rent within the Vitamin World segment; and (iv) additional depreciation of $8,807 primarily due to the implementation of a POS system in our Holland & Barrett International segment and the ongoing implementation and support of our ERP system in Corporate/Manufacturing, partially offset by decreases of $20,910 due to foreign currency, as the British pound sterling and Euro have weakened as compared to the U.S. dollar, and $3,693 of lower insurance costs as a result of lower premiums.

  Income from Operations

        Income from operations was as follows:

	Nine Months Ended June 30,
	2015	2014	$ change	% change
Consumer Products Group	$151,571	$143,087	$8,484	5.9%
Holland & Barrett International	138,287	142,260	(3,973)	(2.8)%
Puritan's Pride	19,735	23,372	(3,637)	(15.6)%
Vitamin World	7,310	7,568	(258)	(3.4)%
Corporate / Manufacturing	(87,453)	(72,694)	(14,759)	(20.3)%

Total	$229,450	$243,593	$(14,143)	(5.8)%

Percentage of net sales	9.4%	10.1%

        The increase in the Consumer Products Group segment was primarily due to the increase in net sales and the decrease in advertising expenses, partially offset by increases in SG&A expenses (primarily salaries and professional fees). The decrease in the Holland & Barrett International segment was the result of increased advertising and SG&A expenses, partially offset by higher sales volume. On a local currency basis, income from operations increased approximately 5%. The decrease in the Puritan's Pride segment was primarily due to increased cost of sales as a percentage of net sales due to additional sales promotions and increased SG&A expenses (primarily salary costs), partially offset by a decrease in advertising expenses. The Vitamin World segment remained relatively consistent due to decreased sales, which was offset by decreases in SG&A expenses primarily related to the correction of prepaid rent, as well as reductions in salaries. Corporate/Manufacturing increased due to increases in depreciation expense with the ongoing implementation of our ERP system and accelerated depreciation from the pending sale of the bar and powder facilities as well as severance costs related to the sale of the bar and powder facilities.

  Interest Expense

        Interest expense for the nine months ended June 30, 2015 increased as compared to the prior comparable period, due to the issuance of the additional $450,000 Holdco Notes on December 12, 2013.

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2015 and 2029. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the nine months ended June 30, 2015 and 2014 was 31.8% and 29.5%, respectively. Our effective tax rate for the nine months ended June 30, 2015 and 2014 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and the partial reinvestment of foreign earnings in fiscal 2015 and 2014.

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

        The following table sets forth, for the periods indicated, cash balances and working capital:

	As of June 30, 2015	As of September 30, 2014
Cash and cash equivalents	$283,075	$139,503
Working capital (including cash and cash equivalents)	$863,527	$805,948

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of June 30, 2015, cash and cash equivalents of $138,929 were held by our foreign subsidiaries and are generally subject to U.S. income taxes upon repatriation to the United States. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. During fiscal 2015, the Company intends to indefinitely reinvest $50,000 of earnings from our foreign subsidiaries to fund various capital expenditures.

        The increase in cash and cash equivalents of $143,572 at June 30, 2015 as compared to September 30, 2014 was primarily due to net income, proceeds from sale of the powder facility, lower inventories and the increase in accounts payable, partially offset by the increase in accounts receivables.

        The increase in working capital of $57,579 at June 30, 2015 as compared to September 30, 2014 was primarily due to the increases in cash and cash equivalents and accounts receivable, partially offset by the increase in accounts payable and decrease in inventory.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Nine Months Ended June 30,
	2015	2014
Net cash provided by (used in) operating activities	$209,054	$(28,945)
Net cash used in investing activities	$(58,676)	$(72,436)
Net cash used in financing activities	$(2,654)	$(4,416)
Inventory turnover	2.1	2.1
Days sales (Wholesale) outstanding in accounts receivable	37	35

        Net cash provided by operating activities increased for the nine months ended June 30, 2015 as compared to the prior comparable period, primarily due to an increase in accounts payable due to timing and inventory fluctuations whereby the inventory levels increased in the prior comparable period to increase order fulfillment rates and due to operational efficiencies we have decreased inventory levels in the current period.

        During the nine months ended June 30, 2015, net cash used in investing activities consisted primarily of purchases of property, plant and equipment, partially offset by proceeds from the sale of the powder facility. During the nine months ended June 30, 2014, net cash used in investing activities consisted primarily of purchases of property, plant and equipment.

        For the nine months ended June 30, 2015, net cash used in financing activities related to payments for financing fees as well as principal payments under long-term debt arrangements and share repurchases. For the nine months ended June 30, 2014, net cash used in financing activities related to dividends paid to shareholders and payments for financing fees related to the Holdco Notes, partially offset by proceeds from borrowings under the Holdco Notes.

        We expect our fiscal 2015 capital expenditures to be higher than fiscal 2014 as a result of the continued investment in our ERP systems, as well as additional investments in stores of our Holland & Barrett International segment.

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

        In addition, the credit agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). As of June 30, 2015, NBTY was in compliance with all covenants under the credit agreement.

        As of June 30, 2015, there were no borrowings drawn from our $175,000 revolving credit facility and there was a letter of credit totaling $4,400, reducing the net availability to $170,600. In July 2015, the letter of credit was increased to $6,100.

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

        As described above, Holdings' ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of June 30, 2015, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

        The computation of NBTY's senior secured leverage ratio, to the extent then applicable, is as follows:

		June 30, 2015	June 30, 2014
Senior secured debt		$1,507,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(150,000)	(85,376)

	(a)	$1,357,500	$1,422,124

NBTY Consolidated EBITDA (Four consecutive quarters)	(b)	$502,902	$517,203

Senior Secured Leverage Ratio	(a/b)	2.70x	2.75x
Maximum Allowed (per the senior secured credit facilities)		3.75x	4.00x

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in NBTY's senior secured credit facilities) for the three and nine months ended and four consecutive quarters ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Nine Months Ended June 30,		Four Consecutive quarters ended June 30,
	2015	2014	2015	2014	2015	2014
Net income (loss)	$23,441	$20,524	$47,499	$61,919	$(109,093)	$96,760
Interest expense	53,684	54,925	163,075	157,574	218,545	203,540
Provision (benefit) for income taxes	8,344	6,367	22,172	25,909	(20,224)	43,251
Depreciation and amortization	34,122	27,310	91,920	78,709	119,768	105,401

EBITDA	119,591	109,126	324,666	324,111	208,996	448,952
Severance costs(a)	3,151	2,435	13,487	3,732	14,733	4,272
Stock-based compensation(b)	652	817	2,059	3,373	2,773	3,511
Management fee(c)	750	750	2,250	2,250	3,000	3,000
Consulting fees(d)	8,539	6,527	18,088	16,903	24,796	26,463
Impairments and disposals(e)	5,579	739	7,374	5,198	216,859	5,800
Other items(f)	1,474	1,613	24,436	8,949	34,899	14,922
Pro forma cost savings(g)	9,923	5,949	29,768	17,847	39,691	23,796
Limitation on certain EBITDA adjustments(h)	(10,736)	(3,415)	(32,209)	(10,246)	(42,946)	(13,662)

Consolidated EBITDA(1)	$138,923	$124,541	$389,919	$372,117	$502,801	$517,054

Consolidated EBITDA differences between Holdings and NBTY(i)	46	9	101	44	101	149

NBTY's Consolidated EBITDA	$138,969	$124,550	$390,020	$372,161	$502,902	$517,203

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

(e)
Reflects the impairment of certain assets, including the impairment of $207,334 relating to goodwill and intangible assets in our Puritan's Pride and Vitamin World segments in the four consecutive quarters ended June 30, 2015.

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

Foreign Currency

        Approximately 35% of our net sales during the nine months ended June 30, 2015 and 2014 were denominated in currencies other than U.S. dollars, principally British pounds sterling and to a lesser extent euros, Canadian dollars and Chinese renminbi. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities:

	June 30, 2015	September 30, 2014
Total Assets	29%	26%
Total Liabilities	4%	3%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)."

        During the nine months ended June 30, 2015 and 2014, translation (losses) gains of ($48,038) and $22,615, respectively, were included in determining other comprehensive income (loss). Accordingly, cumulative translation losses of approximately ($76,519) and ($28,481) were included as part of accumulated other comprehensive loss within the consolidated balance sheets at June 30, 2015 and September 30, 2014, respectively.

        The magnitude of these gains or losses is dependent upon movements in the exchange rates of the foreign currencies against the U.S. dollar. These currencies include the British pound sterling, the euro, the Canadian dollar and the Chinese renminbi. Any future translation gains or losses could be significantly different than those noted in each of these years.

Recent Accounting Developments

        In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance on revenue from contracts with customers that will supersede virtually all existing revenue recognition guidance, including industry-specific guidance, and is designed to create greater comparability for financial statement users across industries and jurisdictions. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance was effective for us beginning October 1, 2017, however in July 2015 the FASB decided to defer the effective date of the new standard by one year. Early adoption would be permitted for us beginning October 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial statements and related disclosures.

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

        In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Under the new guidance, debt issuance costs are presented as a reduction of the carrying amount of the related liability, rather than as an asset. The guidance was effective for us beginning October 1, 2016, and early adoption was permitted. This guidance has been early adopted and applied retrospectively to the prior period presented in the consolidated financial statements. See Note 5 "Long-Term Debt."

        In July 2015, the FASB issued guidance which applies to inventory for which cost is determined by methods other than the last-in first-out and the retail inventory method. Under the new guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for us beginning January 1, 2017, and should be applied prospectively with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements and related disclosures.

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements included in our 2014 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2014 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2014. As noted in the Form 10-K, relatively small declines in the future performance and cash flows within the Consumer Products Group business may result in the recognition of asset impairment charges. Certain categories within the Consumer Products Group, Puritan's Pride and Vitamin World segments are performing below expectations, which increases the risk of impairment for the indefinite-lived tradenames associated with those categories. The carrying value of the tradenames associated with the Consumer Products Group, Puritan's Pride and Vitamin World as of June 30, 2015 was approximately $435,000, $160,000 and $55,000, respectively. The carrying value of goodwill associated with the Consumer Products Group and Puritan's Pride segments are $624,949 and $202,746, respectively.

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

        Net sales denominated in foreign currencies were approximately $861,017, or 35.4%, of total net sales for the nine months ended June 30, 2015. A majority of our foreign currency exposure is denominated in British pounds sterling, the euro, Canadian dollar and the Chinese renminbi. For the nine months ended June 30, 2015, as compared to the prior comparable period, the British pound sterling, the euro and Canadian dollar decreased 6.6%, 15.1% and 9.9% , respectively, as compared to the U.S. dollar. The combined effect of the changes in these currency rates resulted in a decrease of $74,128 in net sales and a decrease of $14,513 in operating income. The change in the Chinese renminbi was insignificant.

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

Alphabet Holding Company, Inc. and Subsidiary
Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. We designed our disclosure controls and procedures to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer, with assistance from other members of our management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2015, and, based on their evaluation, have concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

        There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the nine months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Alphabet Holding Company, Inc. and Subsidiary
PART II.    OTHER INFORMATION

        Item 1.    Legal Proceedings

Herbal Dietary Supplements

        In February 2015, the New York State Office of the Attorney General ("NY AG") began an investigation concerning the authenticity and purity of herbal supplements and associated marketing. As part of this investigation, the NY AG is reviewing the sufficiency of the measures that several manufacturers and retailers, including NBTY, are taking to independently assess the validity of their representations and advertising in connection with the sale of herbal supplements. NBTY has fully cooperated with the NY AG; however until this investigation is concluded, no final determination can be made as to its ultimate outcome or the amount of liability, if any, on the part of NBTY. However, we do not believe the ultimate outcome will have a material adverse effect on our consolidated financial statements.

        Following the NY AG investigation, starting in February 2015, numerous putative class actions were filed in various jurisdictions against NBTY, certain of its customers and/or other companies as to which there may be a duty to defend and indemnify, challenging the authenticity and purity of herbal supplements and associated marketing, under various states' consumer protection statutes. Motions for transfer and consolidation of all of the federal actions as multidistrict litigation into a single district before a single judge were granted on June 9, 2015, and the cases are consolidated before Judge John W. Darrah of the United States District Court, North District of Illinois—Eastern Division (the "MDL Case"). An initial conference is scheduled for August 20, 2015. Three class actions against one of our customers to which we may have a duty to indemnify have not been transferred and consolidated with the MDL Case, and are at the initial stages of litigation.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability, if any, on the part of NBTY; however, we do not believe the ultimate outcome will have a material adverse effect on our consolidated financial statements.

Glucosamine-Based Dietary Supplements

        Beginning in June 2011, certain putative class actions have been filed in various jurisdictions against NBTY, its subsidiary Rexall Sundown, Inc. ("Rexall"), and/or other companies as to which there may be a duty to defend and indemnify, challenging the marketing of glucosamine-based dietary supplements, under various states' consumer protection statutes. The lawsuits against NBTY and its subsidiaries are: Cardenas v. NBTY, Inc. and Rexall Sundown, Inc. (filed June 14, 2011) in the United States District Court for the Eastern District of California, on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief; Jennings v. Rexall Sundown, Inc. (filed August 22, 2011) in the United States District Court for the District of Massachusetts, on behalf of a putative class of Massachusetts consumers seeking unspecified trebled compensatory damages; and Nunez v. NBTY, Inc. et al. (filed March 1, 2013) in the United States District Court for the Southern District of California (the "Nunez Case"), on behalf of a putative class of California consumers seeking unspecified compensatory damages based on theories of restitution and disgorgement, plus injunctive relief, as well as other cases in California and Illinois against certain Consumer Products Group customers as to which we may have certain indemnification obligations.

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

        On November 19, 2014, the appellate court issued a decision granting the objectors' appeal. The appellate court reversed and remanded the matter to the district court for further proceedings consistent with the appellate court's decision. In April 2015, NBTY agreed upon a revised proposed settlement with certain plaintiffs which includes all cases and resolves all pending claims without any admission of or concession of liability by NBTY. The parties have signed settlement documentation providing for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs estimated to be in the amount of $9 million, which resulted in an additional charge of $4.3 million in the second quarter results for fiscal 2015. On May 14, 2015, the settlement was submitted to the court for preliminary approval and a preliminary conference was held before the court on July 22, 2015. Until the cases are resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

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

 Alphabet Holding Company, Inc. and Subsidiary
Item 1A.    Risk Factors

Risk Factors

        In addition to the other information set forth in this Report, you should carefully consider the risk factors disclosed under the caption "Risk Factors" in the 2014 Annual Report, and the additional risk factors set forth below. These factors could materially adversely affect our business, financial condition, operating results and cash flows. The risks and uncertainties described in the 2014 Annual Report and below are not the only ones we face. Risks and uncertainties not currently known to us or that we currently deem immaterial also may materially adversely affect our business, financial condition, operating results or cash flows. Except as set forth below, there have been no significant changes relating to the risk factors described in the 2014 Annual Report.

We may be exposed to legal proceedings or actions initiated by regulators in the United States or abroad that could increase our costs and adversely affect our reputation, revenues and operating income.

        In all jurisdictions in which we operate, non-compliance with relevant legislation can result in regulators bringing administrative, civil or, in some cases, criminal proceedings. In the United States, the FTC has brought and considered bringing actions against us in the past. In China regulators have strengthened administration of regulations on dietary supplements products in anticipation of the Food Safety Law Amendment becoming effective on October 1, 2015. In the United Kingdom, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. In the United States, we are undergoing an audit of our compliance of unclaimed or abandoned property (escheat) laws currently for nineteen states for the years 1986 through the present. On February 2, 2015, the State of New York Office of the Attorney General sent letters to several major retailers demanding that they cease and desist selling their store brands for specific manufacturing lots of a select number of popular herbal supplements that the Attorney General alleges were inaccurately labeledand began an investigation concerning the authenticity and purity of herbal supplements and associated marketing. Because we manufacture certain of these private label products, we have been subject to the Attorney General's investigation as well as numerous legal actions filed in various jurisdictions against us since the investigation. The investigation or these legal actions seek some combination of monetary damages, injunctive relief and specific performance. At this time, no determination can be made as to the ultimate outcome of the investigation or the litigation or the amount of liability on our part but an adverse result in the investigation or the litigation could have a material adverse impact on the industry overall and our business, results of operations, financial condition and cash flows. On June 26, 2015, Health Canada conducted a routine inspection of Good Manufacturing Practices of the OTC drug operations of our Canadian subsidiary, Vita Health. In connection with such inspection, Health Canada identified certain deficiencies primarily around electronic data management procedures in Vita Health's quality control laboratory pertaining to OTC drugs. On July 24, 2015, we submitted a remediation plan to Health Canada as Vita Health's formal response to these inspection findings and expect a response from Health Canada by the end of fiscal 2015. If these deficiencies are not addressed in a manner acceptable to Health Canada, additional actions may result from the inspection including, without limitation, shortened inspection cycles, additional reporting requirements or the suspension or revocation of Vita Health's OTC and/or Natural Health Products (NHPs) site licenses. Our failure to comply with applicable legislation could occur from time to time, and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Alphabet Holding Company, Inc. and Subsidiary
Item 6.    Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation of Alphabet Holding Company, Inc. (Incorporated by reference to Exhibit 3.1 to Holdings' Registration Statement on Form S-4 (No. 333-186802) (the "Registration Statement").
3.2	Second Amended and Restated By-laws of Alphabet Holding Company, Inc. (Incorporated by reference to Exhibit 3.2 to the Registration Statement).
10.1	Bar Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc.*
10.2	Powder Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc.*
10.3	Management Incentive Plan of NBTY, Inc. for U.S. based associates.*
31.1	Rule 13a-14(a) Certification of Principal Financial Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	XBRL Instance Document***
101.SCH	XBRL Taxonomy Extension Schema Document***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

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

Alphabet Holding Company, Inc. (Registrant)
Date: August 5, 2015	By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director
Date: August 5, 2015	By:	/s/ DIPAK GOLECHHA Dipak Golechha Chief Financial Officer