Form 10-K
period 2015-09-30
Alphabet Holding Company, Inc.
filed 2015-11-17
CIK 1566978

Use these links to rapidly review the document

Alphabet Holding Company, Inc., and Subsidiary Index to Consolidated Financial Statements September 30, 2015, 2014 and 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended September 30, 2015.
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from to .

Commission file number 333-186802

Alphabet Holding Company, Inc.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	27-3085103 (I.R.S. Employer Identification No.)
2100 Smithtown Avenue Ronkonkoma, New York (Address of principal executive offices)	11779 (Zip Code)
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

Yes ☒    No ☐

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

Yes ☐    No ☒

          As of November 17, 2015, the number of shares of common stock Class A outstanding was 3,100,800 and the number of shares of common stock Class B outstanding was 2,358.

          DOCUMENTS INCORPORATED BY REFERENCE.

None

ALPHABET HOLDING COMPANY, INC.
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

FORWARD-LOOKING STATEMENTS

        This annual report on Form 10-K for the fiscal year ended September 30, 2015 (this "Report") contains "forward-looking statements" within the meaning of the securities laws. You should not place undue reliance on these statements. Forward-looking statements include information concerning our liquidity and our possible or assumed future results of operations, including descriptions of our business strategies. These statements often include words such as "believe," "expect," "anticipate," "intend," "plan," "estimate," "seek," "will," "may," or similar expressions. These statements are based on certain assumptions that we have made in light of our experience in the industry as well as our perceptions of historical trends, current conditions, expected future developments and other factors we believe are appropriate in these circumstances. As you read and consider this Report, you should understand that these statements are not guarantees of performance or results. They involve risks, uncertainties and assumptions. Many factors could affect our actual financial results and could cause actual results to differ materially from those expressed in the forward-looking statements. Some important factors include:

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

  •
  dependency on retail stores for sales;

  •
  the loss of significant customers;

  •
  compliance with new and existing federal, state, local or foreign legislation or regulation, or adverse determinations by regulators anywhere in the world (including the banning of products) and, in particular, Good Manufacturing Practices ("GMPs") in the United States, the Food Supplements Directive and Traditional Herbal Medicinal Products Directive (the "Herbal Products Directive") in Europe, the new Food Safety Law in China and greater enforcement by any such federal, state, local or foreign governmental entities;

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

  •
  loss of certain third-party suppliers and contract manufacturers;

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

        References in this Report to our fiscal year refer to the fiscal year ended September 30 in the specified year. For example, references to "fiscal 2015" refer to our fiscal year ended September 30, 2015.

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

Our Company

        We are the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality vitamins, minerals, herbs, specialty supplements, and sports/active nutrition products ("VMHS") in the United States, with operations worldwide. Our products are marketed through four operating segments: Consumer Products Group, Holland & Barrett International, Puritan's Pride and Vitamin World. We currently market a broad portfolio of well-known brands, with a leading category position across several categories, channels and geographies. We also operate specialty retailers of health and wellness products, primarily focused on providing VMHS solutions to our end consumers. With our broad range of health and wellness products, we are able to offer our wholesale customers a "one-stop" source for a wide assortment of both branded and private label products across the value spectrum. Additionally, we have a significant presence across the major VMHS product categories and in multiple key distribution channels both domestically and globally. We utilize our direct-to-consumer channels to identify new consumer trends in health and wellness and leverage our flexible manufacturing capabilities and strong supplier relationships to bring new products to market quickly. Through our extensive manufacturing operations and significant economies of scale, we offer a wide array of attractively priced products to retailers and consumers. In addition, we enjoy long-standing relationships with several domestic retailers, including Wal-Mart, Costco, CVS, Walgreens, Kroger and Target. We believe our diversified product, channel and geographic revenue mix, strong key customer relationships and strong demand for VMHS products provide for a diversified, stable and profitable business with strong cash flows.

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

        See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

Operating Segments

        We market our products through a global omni-channel distribution platform, supported by our extensive manufacturing operations and supply chain.

        Consumer Products Group.    We are the leading manufacturer and marketer of VMHS products in the United States. We sell our products domestically in virtually all major mass merchandisers, club stores, drug store chains and supermarkets and to online retailers, independent pharmacies, health food stores, the military and other retailers. Our key brands include Nature's Bounty®, Sundown®, Pure Protein®, Solgar®, Body Fortress®, Osteo Bi-Flex®, MET-Rx®, Balance Bar® and Ester-C®. We also own other brands such as American Health®, Home Health® and SISU® which are primarily sold in health and natural food stores as well as wholesalers. We also have licensing relationships with Disney Consumer Products, Inc. and Marvel Characters, B.V. to manufacture VMHS products for children using their character images and licensed art work. We also sell our products internationally primarily through subsidiaries, distributors and key retailers. Our products are currently marketed and sold in approximately 100 countries, with Solgar® being our leading international consumer brand. Fiscal 2015 branded sales accounted for approximately 75% and private label sales accounted for approximately 25% of our Consumer Products Group sales.

        Holland & Barrett International.    Holland & Barrett International has retail operations in 12 countries around the world, with significant retail operations throughout Europe. We are the leading VMHS specialty retailer in the United Kingdom. As of September 30, 2015, this segment operated 843 Holland & Barrett stores (including 744 company-owned stores in the UK and Ireland; and franchised stores in the following countries: 33 in China, 28 in Singapore, 16 in the United Arab Emirates, 10 in Cyprus, five in Malta, four in Kuwait, two in Spain and one in Gibraltar). Holland & Barrett International also operated 161 De Tuinen stores (including cobranded stores) in the Netherlands (of which five were franchises), 18 Essenza stores in Belgium, and 49 GNC and MET-Rx branded stores (together, "GNC/MET-Rx") in the UK. Holland & Barrett International operates Holland & Barrett retail websites in the UK, Ireland, the Netherlands and Belgium, as well as retail websites for De Tuinen in the Netherlands and the GNC/MET-Rx brands in the UK. We are in the process of rebranding or cobranding our De Tuinen and Essenza stores to leverage consumer awareness of our Holland & Barrett brand. We are also in the process of rebranding our GNC brand stores to MET-Rx. Our Holland & Barrett, De Tuinen and Essenza stores sell a broad range of health and wellness products, primarily VMHS products, food products, such as fruits and nuts, and health and beauty products. Our GNC/MET-Rx branded stores specialize in vitamins, minerals and sports/active nutrition products targeting the more health conscious sports enthusiasts and price sensitive customers, and are a strong complement to the Holland & Barrett stores. We believe the breadth of our product offering, the superior customer service provided in our stores and the deep category and product knowledge of our well trained sales associates are key differentiators relative to our competitors.

        Puritan's Pride.    Through our internet platform and mail-order catalogs, we are a leader in the U.S. direct response VMHS industry, offering a full line of VMHS products and selected health and beauty products under our Puritan's Pride® brand, as well as third party products, at prices that are generally at a discount to similar products sold in retail stores. During fiscal 2015, our Puritan's Pride website, www.puritan.com, generated an average of approximately 1.6 million unique visitors per month. Puritan's Pride also sells its health and wellness products internationally through company operated websites or third party online distributors. As of September 30, 2015, Puritan's Pride operated six active websites in four languages. Puritan's Pride offers high-quality health and wellness products at low direct-from-manufacturer prices, as well as multi-buy promotions, creating a seamless shopping experience for customers. Our highly automated equipment enables us to process orders quickly, economically and efficiently. Internet orders accounted for approximately 75% of our total fiscal 2015 Puritan's Pride orders.

        Vitamin World.    As of September 30, 2015, we operated 385 Vitamin World retail stores throughout the United States, including Puerto Rico, Guam and the U.S. Virgin Islands, primarily in regional and outlet malls, as well as our Vitamin World website, www.vitaminworld.com. Each store carries a full line of VMHS store brand products as well as select health and beauty products, as well as third party products. Vitamin World stores serve as an effective channel to identify early health and wellness consumer and market trends, as well as to test new product introductions and ascertain product acceptance. We are able to provide insight into the marketplace to our domestic wholesale customers and can leverage our vertically integrated model to bring new products to the market in response to observed trends. We believe the direct-to-consumer channels also serve a key role in educating consumers on the VMHS category, including new health and wellness products and the latest clinical studies and research.

Operating Segment and Geographic Financial Information

        For a presentation of financial information for each of our operating segments, including financial information relating to the geographic areas in which we conduct our business, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations," and Note 19 to the fiscal 2015 Consolidated Financial Statements included elsewhere in this Report.

Our Industry

        VMHS, a key component of the overall health and wellness industry, is comprised of several distinct product sub-categories:

  •
  Vitamins.  This sub-category includes single and multi-vitamin supplements. Products in the vitamin category include: vitamin C, B vitamins, vitamin A/beta carotene, vitamin E, niacin, folic acid, and multi-vitamin formulae.

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

  •
  Specialty Supplements.  This sub-category includes supplements falling outside other sub-categories, such as glucosamine, melatonin, probiotics, docasahexanenoic acid ("DHA"), fish oils, Co-enzyme Q10 ("Co-Q10"), amino acids and homeopathic remedies.

  •
  Sports Nutrition.  Sports Nutrition products include powders, nutrition bars, tablets and drinks formulated to support physical performance, and include creatine, amino acids and protein formulae, among others.

  •
  Active Nutrition.  This sub-category includes powders, nutrition bars and liquid nutritional products formulated to support an active lifestyle.

Our Strategy

        We continuously evaluate strategies to drive revenues and cash flows at each of our operating segments by building on our leading market positions and strong customer relationships.

Win With Our Leading Brands

        We have a very strong portfolio of brands that resonate across a diverse set of consumers. In the United States, several of our consumer product brands, including Nature's Bounty®, Body Fortress®,

Pure Protein®, Osteo Bi-Flex®, and MET-Rx®, are among the market leaders within their respective segments. In addition, Puritan's Pride® is a leader in the U.S. direct response VMHS industry and Vitamin World® is among the leading US VMHS specialty retailers. Our Solgar® brand has a strong and growing presence in the VMHS specialty retail segment both domestically and internationally and our Holland & Barrett® brand is a leader among European VMHS specialty retailers. In fiscal 2015, our top 10 brands (including our retail banners) contributed approximately 80% of our net sales and eight of those brands had sales in excess of $100 million. Our presence in multiple distribution channels and our leading market positions give us access to consumer insights and help us identify consumer health and wellness trends which we leverage to deliver new innovative products. We are investing in new product development capabilities that we expect will position us in the forefront of innovation within the health and wellness industry. We also have the manufacturing scale, expertise and supplier relationships to respond rapidly to and capitalize on consumer trends.

Increase Sales from Existing and New Customers

        We expect to continue to drive growth for our consumer products branded business through our increased focus on our top brands and continued expansion in various health and wellness categories, which we expect to result in incremental shelf space with existing customers and new customer additions. We expect that our focus on delivering tangible benefits to consumers through product innovation will not only benefit us but also benefit our customers. Our ability to supply both branded and private label products broadens and deepens our partnerships with key retail customers, providing us more opportunities for category leadership and growth. We view the private label business as an important and valuable service that we provide to key accounts.

Drive Growth and Profitability in Holland & Barrett International

        We expect to continue to drive growth in our Holland & Barrett International segment through continued investment in store renewal and expansion, same store growth through continuous enhancement of our product portfolio and increased focus on our omni-channel business. In addition, we expect to continue to enhance consumer loyalty by offering personalized loyalty programs with communications, offers, rewards, and clubs targeted to specific customer interests. We also plan to leverage consumer awareness of our Holland & Barrett® brand to drive growth beyond our core UK market and use our strong franchising model to further expand internationally.

Further Penetrate International Markets

        Our products are currently marketed and sold in approximately 100 countries. In fiscal 2015, $1.3 billion (or 40%) of our sales were to customers outside the United States. In addition to our strategy to drive growth and profitability in our Holland & Barrett International segment, we plan to capitalize on our marketing and distribution capabilities to drive incremental international sales of our consumer product brands in emerging markets, which are characterized by a rising middle class and a strong demand for high quality VMHS and other health and wellness products from U.S.-based manufacturers. In addition, we plan to further strengthen Solgar's position in the premium segment in Western European markets, where there is a demand for high-quality VMHS and other health and wellness products.

Drive Productivity through Operational Efficiencies

        We expect to continue to focus on improving efficiency across our operations to allow us to reduce costs in our manufacturing facilities as well as across our overhead cost areas. As part of our strategy to increase productivity and reduce cost in our manufacturing operations, we entered into certain asset purchase agreements with Nellson Nutraceutical, LLC ("Nellson") pursuant to which we agreed to sell certain assets associated with our nutritional bar and powder manufacturing operations. The closing of the sale of the assets related to the powder manufacturing operations occurred on June 26, 2015 and the sale of the assets related to the bar manufacturing operations is expected to be completed by the end of the first half of fiscal 2016. In connection with these transactions, we entered into supply agreements with Nellson, pursuant to which we will purchase from Nellson the nutritional bar and powder products we previously manufactured using the sold assets. In addition, we have launched an initiative to optimize our product portfolio, which we expect will enable further efficiencies across our manufacturing network. We are also introducing new initiatives that leverage automation, standardization and simplification and are expected to increase productivity across our operations.

Free Cash Flow Generation

        We expect our strong and stable cash flows to be driven by continued top-line growth and targeted initiatives for ongoing improvement in our manufacturing and supply chain operations, as well as improvements in working capital efficiency.

Disciplined Acquisition Strategy

        Since 1986, we have acquired and successfully integrated more than 30 companies, expanding our brands, geographic presence, distribution channels and product offerings. For example, as part of our expansion into new health and wellness categories, we entered into an agreement to acquire Dr. Organic®, a marketer of an extensive portfolio of organic-based personal care products. This transaction is subject to customary closing conditions, and is expected to close by the end of the first quarter of fiscal 2016. In the fragmented, global health and wellness industry, there remains a robust pool of acquisition opportunities across channels and geographies. We expect to continue to take a disciplined approach to acquisitions as these opportunities arise.

Employees

        As of September 30, 2015, we employed approximately 13,100 persons. In addition, we sell products through commissioned sales representative organizations. As of September 30, 2015, CAW Local 468, Retail Wholesale Canada Division, represented approximately 290 of our associates in Canada under a collective bargaining agreement. We believe we have strong employee and labor relations both domestically and internationally, and historically have not experienced work stoppages that materially adversely affected our operations.

Advertising

        For fiscal 2015, 2014 and 2013, we spent approximately $198 million, $203 million and $189 million, respectively, on advertising, promotions and catalogs, including print, media and cooperative advertising. We have established strategic partnerships with key marketing agencies that help us develop our advertising materials, which include print, radio, television and digital advertising.

Manufacturing, Distribution and Quality Control

        At September 30, 2015, we employed approximately 3,450 manufacturing, shipping and packaging associates. We manufacture domestically in Arizona, California, Florida, New Jersey, New York and Texas. In addition, at September 30, 2015, we manufactured internationally in Winnipeg, Manitoba, Canada; Burton, United Kingdom; and Zhongshan, China. We have technologically advanced manufacturing and production facilities, with total production capacity of approximately 63 billion tablets, capsules and softgels per year.

        All our domestic manufacturing operations are subject to GMPs, promulgated by the U.S. Food and Drug Administration ("FDA"), and other applicable regulatory standards. We believe our U.S. manufacturing processes comply with the GMPs for dietary supplements or foods, and our manufacturing and distribution facilities generally have sufficient capacity to meet our current business requirements and our currently anticipated sales. In certain instances, we outsource to third party manufacturers who we screen for compliance with the GMPs. We place special emphasis on quality control. We assign lot numbers to all raw materials and initially hold them in quarantine while our Quality Department evaluates them for compliance with established specifications. Once released, we retain samples and process the material according to approved formulae by blending, mixing and technically processing as necessary. We manufacture products in final delivery form as a capsule, tablet, powder, softgel, nutrition bar or liquid. After a product is manufactured, our laboratory analysts test its weight, purity, potency, disintegration and dissolution, if applicable. We hold the product in quarantine until we complete the quality evaluation and determine that the product meets all applicable specifications before packaging. When the manufactured product meets all specifications, our automated packaging equipment packages the product with at least one tamper-evident safety seal and affixes a label, an indelible lot number and, in most cases, the expiration or "best by" date. We use sophisticated computer-generated documentation for picking and packing for order fulfillment. We are subject to regulations and standards of a similar nature in Canada, China and the United Kingdom with respect to our manufacturing activities in those countries.

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

        There are numerous companies in the VMHS industry with which we compete that sell products to retailers, including mass merchandisers, convenience stores, drug store chains, club stores, independent drug stores, supermarkets and health food stores.

        During fiscal 2015 and 2014, Wal-Mart, individually, accounted for 18% and 19% of our Consumer Products Group segment's net sales, respectively, and 11% and 11% of our consolidated net sales, respectively. As of September 30, 2015, Wal-Mart, individually, accounted for 11% of our Consumer Products Group segment's gross accounts receivable. We sell products to Wal-Mart under individual purchase orders placed by Wal-Mart under Wal-Mart's standard terms and conditions of sale. These terms and conditions include insurance requirements; representations by us with respect to the quality of our products and our manufacturing process; our obligations to comply with law; and indemnifications by us if we breach our representations or obligations. There is no commitment from Wal-Mart to purchase from us, or from us to sell to Wal-Mart, any minimum amount of product. The loss of Wal-Mart, or any other major customer, would have a material adverse effect on us if we were unable to replace that customer. See "Item 1A. Risk Factors—Risks Relating to Our Business—One of our customers accounted for 11% of our consolidated net sales during fiscal 2015, and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations."

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

        The FTC exercises jurisdiction over the advertising of foods, dietary supplements and cosmetics. In recent years, the FTC has instituted numerous enforcement actions against dietary supplement companies for failure to adequately substantiate claims made in advertising, or for the use of false or misleading advertising claims. These enforcement actions have often resulted in consent decrees requiring higher levels of substantiation for certain health claims and the payment of civil penalties, restitution, or both, by the companies involved. From time to time, the FTC also issues general guidance on various advertising practices that are also applicable to our industry, such as the guidance concerning the use of endorsements and testimonials in advertising and the guidance for mobile and other online advertisers. Failure to comply with such guidance may result in FTC enforcement actions. We currently are subject to FTC consent decrees resulting from past advertising claims for certain of our products. As a result, we are required to maintain compliance with these decrees and are subject to an injunction and substantial civil monetary penalties if we should fail to comply. We are also subject to consent judgments under the Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). Further, the USPS has issued cease and desist orders against certain mail order advertising claims made by dietary supplement manufacturers, including us, and we are required to maintain compliance with the orders applicable to us, subject to civil monetary penalties for any noncompliance. Violations of these orders could result in substantial monetary penalties. These civil penalty actions could have a material adverse effect on our consolidated financial position, results of operations and cash flows.

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

  United Kingdom

        In the United Kingdom, the two main pieces of legislation that affect the operations of our Holland & Barrett and GNC / MET-Rx branded stores are the Medicines Act 1968, which regulates the licensing and sale of medicines, and the Food Safety Act 1990, which provides for the safety of food products. A large volume of secondary legislation in the form of Statutory Instruments adds detail to the main provisions of these Acts, governing composition, packaging, labeling and advertising of products.

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

  Ireland

        The legislative and regulatory situation in the Republic of Ireland is similar, but not identical, to that in the United Kingdom. The Health Products Regulatory Authority has a similar role to that of the U.K.'s MHRA and the Food Safety Authority of Ireland is analogous to the U.K.'s FSA. Ireland has brought its domestic legislation into line with the provisions of the Supplements Directive and the Herbal Products Directive. Thus, the market prospects for Ireland, in general, are similar to those outlined in the United Kingdom.

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

        Responsibility for food safety falls to the Inspectorate for Health Protection and Veterinary Public Health (Voedsel en Warenautoriteit), which deals with all nutritional products. The Medicines Evaluation Board (College ter Beoordeling van Geneesmiddelen), which is the equivalent of the U.K.'s MHRA, is charged with responsibility for the safety of medicines which are regulated under the Supply of Medicines Act.

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

        The Canadian FDA and Canadian Regulations also set out requirements for establishment and site licenses, market authorization for drugs and NHP licenses. Each NHP must have a product license or a Homeopathic Medicine Number ("DIN- HM") issued by Health Canada before it can be sold in Canada. Health Canada assigns a natural health product number ("NPN") to each NHP once Health Canada issues the license for that NHP. The Canadian Regulations require that all drugs and NHPs be manufactured, packaged, labeled, imported, distributed and stored under Canadian GMPs or the equivalent thereto, and that all premises used for manufacturing, packaging, labeling and importing drugs and NHPs have a site license (NHPs) or establishment license (drugs), which requires GMP compliance. The Canadian Regulations also set out requirements for labeling, packaging, clinical trials and adverse reaction reporting.

        The Canadian FDA and Canadian Regulations, among other things, govern the manufacture, formulation, packaging, labeling, advertising and sale of NHPs and drugs, and regulate what may be represented on labels and in promotional materials regarding the claimed properties of products. The Canadian Regulations also require NHPs and drugs sold in Canada to affix a label showing specified information, such as the proper and common name of the medicinal and non- medicinal ingredients and their source, the name and address of the manufacturer/product license holder, its lot number, adequate directions for use, a quantitative list of its medical ingredients and its expiration date. In addition, the Canadian Regulations require labeling to bear evidence of the marketing authorization as evidenced by the designation drug identification number ("DIN"), DIN-HM or NPN, followed by an eight-digit number assigned to the product and issued by Health Canada.

        Health Canada can perform routine and unannounced inspections of companies in the industry to ensure compliance with the Canadian Regulations. In June 2015, Health Canada completed an inspection of Good Manufacturing Practices of the OTC drug operations of our Canadian subsidiary and identified certain deficiencies. See "Item 1A. Risk Factors—Risks Relating to Our Business—We may be exposed to legal proceedings initiated by regulators in the United States or abroad that could increase our costs and adversely affect our reputation, revenues and operating income" for additional information. The overall risk factors and market prospects for Canada, in general, are similar to those in the United States, as outlined above. Health Canada can suspend or revoke licenses for lack of compliance. In addition, if Health Canada perceives a product to present an unacceptable level of risk, it can also impose fines and jail terms. The advertising of drugs and NHPs in Canada also is regulated under the misleading advertising and deceptive marketing practices of the Competition Act (Canada), a federal statute. The labeling of products also may be regulated under the federal Consumer Packaging and Labelling Act (Canada) and also under certain provincial statutes. Both the Competition Act and the Consumer Packaging and Labelling Act (except in respect of food products) are administered by the federal Competition Bureau. See "Item 1A. Risk Factors—Risks Relating to Our Business—Complying with new and existing government regulation, both in the United States and abroad, could increase our costs significantly, reduce our growth prospects and adversely affect our financial results," for additional information.

  China

        In China, the packaging, labeling, importation, advertising, distribution and sale of our products are primarily subject to the Food Safety Law, as well as other various laws, administrative regulations, rules, orders and policies issued by the national and local government agencies regarding food regulation (collectively "PRC Food Regulations").

        On October 1, 2015, an amendment to the China Food Safety Law became effective (the "Food Safety Law Amendment"). The Food Safety Law Amendment established a dual "registration" and "notification" system for health foods depending on the type of product sold. Health food products that contain new health food ingredients or are imported into China for the first time are subject to registration with the China Food and Drug Administration ("CFDA"). All other health food products are subject to a notification process with the provincial-level food and drug regulatory authorities. The CFDA has also released draft administrative regulations regarding the registration and notification of health food products and the type of ingredients and function claims that can be used in such products. The CFDA new administrative regulations are expected to become effective by the end of calendar 2015.

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

        The AQSIQ, the SAIC, the CFDA and their local counterparts can perform routine and unannounced inspections of importers and distributors in the food industry to ensure compliance with the PRC Food Regulations. In recent years, these government agencies have jointly taken numerous inspection and enforcement actions to deal with non-compliance in the food market and promote sound development of food industry in China. The enforcement actions have often resulted in correction orders, monetary penalties, revocation of business licenses or approval certificates, or suspension of import decisions imposed by such agencies for non-compliance.

        Since 2014, in anticipation of the enactment of the Food Safety Law Amendment, the CFDA, AQSIQ, their local counterparts and certain ports of entry strengthened overall administration on dietary supplement products and their interpretation of the original Food Safety Law. The CFDA took the position that many dietary supplements should not have been sold as general foods under the original Food Safety Law and commenced actions against manufacturers and marketers of dietary supplements. The CFDA has also initiated an investigation primarily focused on our categorization of prior sales of certain of our products in China as general foods.

        The Food Safety Law Amendment and related administrative regulations have provided more clarity around the regulatory regime governing health food products and provide for a dual registration and notification based system, which is intended to create a more streamlined and simplified process compared to the registration system that was previously in place with respect to certain dietary supplements. Even though the Food Safety Law Amendment is intended to simplify the regulatory regime and registration/notification procedures for certain products going forward, certain of our products containing higher potencies or otherwise sensitive ingredients require reformulation, relabeling or discontinuance, which will adversely affect our Chinese operations.

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

Trademarks and Patents

  General

        We own trademarks registered with the U.S. Patent and Trademark Office (the "PTO") and many foreign jurisdictions for our Nature's Bounty®, Holland & Barrett®, Puritan's Pride®, Vitamin World®, Sundown®, Pure Protein®, Solgar®, Body Fortress®, Osteo Bi-Flex®, MET-Rx®, Balance Bar®, American Health®, and Ester-C® , trademarks, among others, and with the appropriate European authorities for our Holland & Barrett®, De Tuinen, and Essenza® trademarks, among others. We have an exclusive license to use the GNC mark in the United Kingdom. Our policy is to pursue registrations for all trademarks associated with our key products. U.S. registered trademarks have a perpetual life, as do trademarks in most other jurisdictions, as long as they are renewed on a timely basis and used properly as trademarks, subject to the rights of third parties to seek cancellation of the trademarks. We regard our trademarks and other proprietary rights as valuable assets and believe they have significant value in marketing our products.

        We have developed many brand names, trademarks and other intellectual property for products in all areas. We consider the overall protection of our patent, trademark, license and other intellectual property rights to be paramount. As such, we vigorously protect these rights against infringement. We have approximately 2,450 trademark registrations and applications with the PTO or foreign trademark offices.

        We hold approximately 50 patents and patent applications in the United States and in certain other countries, most of which relate to Ester-C®. U.S. patents for Ester-C® expire June 2019. Most foreign patents for Ester-C® products expire between February 2019 and June 2021, with a large number of foreign patents expiring in 2019.

  Canada

        We have registered the Vita Health®, Nature's Bounty®, MET-Rx® and SISU® trademarks in Canada.

  United Kingdom/Ireland

        We have registered the Holland & Barrett® trademark in the United Kingdom and in the EU, and have rights to use other names essential to the Holland & Barrett business. Holland & Barrett International Limited uses GNC trademarks under an exclusive license in the United Kingdom. We also own Solgar® trademarks in the United Kingdom and in the EU.

  Benelux

        We have registered the De Tuinen® trademark in the Benelux Office for Intellectual Property. The De Tuinen® and Essenza® trademarks are also registered as Community Trademarks, which are in force throughout the EU.

  China

        We own trademark applications and registrations for most of our material trademarks, which are filed with the Chinese Trademark Office. We also own patents for Ester-C® compositions, issued by the Chinese Patent Office.

Raw Materials

        In fiscal 2015, we spent approximately $643 million on raw materials (approximately $573 million domestically), excluding packaging and similar product materials. The principal raw materials required in our operations are vitamins, minerals, herbs and gelatin. We believe that there are adequate sources of supply for all our principal raw materials, and in general we maintain two to three suppliers for many of our raw materials. From time to time, weather or unpredictable fluctuations in the supply and demand may affect price, quantity, availability or selection of raw materials. We believe that our strong relationships with our suppliers yield high quality, competitive pricing and overall good service to our customers. Although we cannot be sure that our sources of supply for our principal raw materials will be adequate in all circumstances, we believe that we can develop alternate sources in a timely and cost effective manner if our current sources become inadequate. During fiscal 2015, no one raw material supplier accounted for more than 10% of our raw material purchases. Due to availability of numerous alternative raw material suppliers, we do not believe that the loss of any single raw material supplier would have a material adverse effect on our consolidated financial condition or results of operations.

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

Because a substantial majority of our Consumer Products Group sales are to or through retail stores, we are dependent to a large degree upon the success of this channel as well as the success of specific retailers in the channel.

        Approximately 60% of our sales for fiscal 2015 were in the United States. In this market, we sell our Consumer Products Group products primarily to or through our retail stores and third-party retail stores. Because of this, we are dependent to a large degree upon the growth and success of that channel as well as the growth and success of specific retailers in the channel, which are outside our control. There can be no assurance that the retail channel will be able to grow as it faces price and service pressure from other channels.

One of our customers accounted for 11% of our consolidated net sales during fiscal 2015 and the loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations.

        During fiscal 2015 and 2014, Wal-Mart, individually, accounted for 18% and 19% of our Consumer Products Group segment's net sales, respectively, and 11% and 11% of our consolidated net sales, respectively. As of the end of fiscal 2015, Wal- Mart, individually, accounted for 11% of our Consumer Products Group segment's total gross accounts receivable. Additionally, for fiscal 2015, our other top three Consumer Products Group customers collectively accounted for approximately 31%, of our Consumer Products Group segment's net sales and 18% of our consolidated net sales. We do not have a long-term contract with Wal-Mart or any other major customer, and the loss of this customer or any other major customer could have a material adverse effect on our results of operations. In addition, our results of operations and ability to service our debt obligations would be impacted negatively to the extent Wal-Mart is unable to make payments to us, or does not make timely payments on outstanding accounts receivables.

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

        Additional or more stringent regulations and enforcement of dietary supplements and other products have been considered from time to time in the United States and globally. These developments could require reformulation of certain products to meet new standards, recalls or discontinuance of certain products not able to be reformulated, additional record-keeping requirements, increased documentation of the properties of certain products, additional or different labeling, additional scientific substantiation, adverse event reporting or other new requirements. These developments also could increase our costs significantly. In the United Kingdom, an application for judicial review was submitted to the High Court of Justice in 2013 on behalf of a holder of an EU-wide medicinal license for certain glucosamine products. The application sought an order that the MHRA should remove food supplement ("FS") status for all glucosamine products or, alternatively, remove the FS status of glucosamine- based products having dosages at levels equal to or above the licensed equivalents. The MHRA robustly defended the case and the application was rejected by the High Court in June 2014—as was a subsequent application to the High Court for leave to appeal. However, the applicant subsequently obtained leave to appeal by applying to the Court of Appeal itself. The appeal is due to be heard in May 2016 and, if ultimately successful, there may be a material negative impact on the sales of numerous glucosamine-based products currently being sold by our stores in the United Kingdom.

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

        In China, the Food Safety Law Amendment is effective as of October 1, 2015. This legislation requires all imported food to comply with applicable national food safety standards and subjects it to inspection by the AQSIQ. Where there are no national food safety standards for some imported food, the NHFPC approval must be obtained before applying for the inspection; otherwise the food in question cannot be imported into China.

        Under the Food Safety Law Amendment, the CFDA released draft administrative regulations regarding the registration and notification of health food products and the type of ingredients and function claims that can be used in such products. The introduction of these administrative regulations are expected to require us to reformulate our existing products to meet the new standards, file registrations or notifications, or discontinue certain products.

        The Food Safety Law Amendment also requires overseas food manufacturers to register with AQSIQ or its local counterparts, which must establish records of the credit standing of importers, exporters and manufacturers of imported goods. The imported foods, importers, exporters or manufacturers with unsatisfactory records are subject to stricter inspection or even suspension of their import business. Any restriction or suspension of import of any of our products into China could have a material adverse effect on our business, results of operations, financial condition and cash flows.

        The Food Safety Law Amendment provides for strict regulation and supervision over food claimed to have particular effects on human health, namely health food. To the extent AQSIQ or CFDA determines some of our products fall into this category, the manufacture, exportation, importation and sale of such products could be subject to the new registration and notification based registration requirements, and stricter inspection by CFDA and AQSIQ. We are in the process of applying for registration of certain of our products as health food to meet applicable requirements for manufacture and export of such products, however, the timing and successful completion of such registrations are uncertain due to the shifting landscape for registration of such products in China, as further explained immediately below.

        AQSIQ promulgated the Imported and Exported Food Safety Regulatory Measures on July 22, 2011, which provide for detailed safety and inspection requirements applicable to imported and exported food. These regulations became effective on March 1, 2012 and require us to go through complicated procedures for importing and exporting our products into and from China.

        Since 2014, in anticipation of the enactment of the Food Safety Law Amendment, the CFDA, AQSIQ, their local counterparts and certain ports of entry strengthened overall administration on dietary supplement products and their interpretation of the original Food Safety Law. The CFDA took the position that many dietary supplements should not have been sold as general foods under the original Food Safety Law and commenced actions against manufacturers and marketers of dietary supplements. The CFDA has also initiated an investigation primarily focused on our categorization of prior sales of certain of our products in China as general foods.

        The Food Safety Law Amendment and related administrative regulations have provided more clarity around the regulatory regime governing "health food" products and provide for a dual registration and notification based system, which is intended to create a more streamlined and simplified process compared to the registration system that was previously in place with respect to certain dietary supplements. Even though the Food Safety Law Amendment is intended to simplify the regulatory regime and registration/notification procedures for certain products going forward, certain of our products containing higher potencies or otherwise sensitive ingredients require reformulation, relabeling or discontinuance, which will have a material adverse effect on our business operations in China. In addition, the CFDA and AQSIQ may continue to take actions that can, together with the current CFDA investigation, adversely impact our ability to import products into China and have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

        As of September 30, 2015, we operated 1,071 retail stores outside of the United States through our Holland & Barrett International segment, including 104 franchised stores. In addition, our Consumer Products Group segment had significant sales outside of the United States. For fiscal 2015, international sales represented approximately 40% of our net sales. These international operations expose us to certain risks, including:

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

        Doing business on a worldwide basis requires us and our subsidiaries to comply with the laws and regulations of the U.S. government and various international jurisdictions, and our failure to successfully comply with these rules and regulations may expose us to liabilities. These laws and regulations apply to companies, individual directors, officers, employees and agents, and may restrict our operations, trade practices, investment decisions and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act ("FCPA") and the U.K. Bribery Act ("UKBA"). The FCPA prohibits us from providing anything of value to foreign officials for the purposes of influencing official decisions or obtaining or retaining business or otherwise obtaining favorable treatment, and requires us to maintain adequate record- keeping and internal accounting practices to accurately reflect our transactions. As part of our business, we may deal with state-owned business enterprises, the employees and representatives of which may be considered foreign officials for purposes of the FCPA and UKBA. In addition, some of the international locations in which we operate lack a developed legal system and have elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating anti-corruption laws. Violations of these legal requirements are punishable by criminal fines and imprisonment, civil penalties, disgorgement of profits, injunctions, debarment from government contracts as well as other remedial measures. We have established policies and procedures designed to assist us and our personnel in complying with applicable U.S. and international laws and regulations. However, there can be no assurance that our policies and procedures will effectively prevent us from violating these regulations in every transaction in which we may engage, and such a violation could adversely affect our reputation, business, financial condition and results of operations.

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

        In all jurisdictions in which we operate, non-compliance with relevant legislation can result in regulators bringing administrative, civil or, in some cases, criminal proceedings. In the United States, the FTC has brought and considered bringing actions against us in the past. In China, regulators have strengthened administration of regulations on dietary supplements products in conjunction with the Food Safety Law Amendment becoming effective on October 1, 2015 and the CFDA has initiated an investigation primarily focused on our categorization of prior sales of certain of our products in China as general foods. In the United Kingdom, it is common for regulators to prosecute retailers and manufacturers for non-compliance with legislation governing foodstuffs and medicines. In the United States, we are undergoing an audit of our compliance of unclaimed or abandoned property (escheat) laws currently for nineteen states for the years 1986 through the present. On February 2, 2015, the State of New York Office of the Attorney General (the "NY AG") sent letters to several major retailers demanding that they cease and desist selling their store brands for specific manufacturing lots of a select number of popular herbal supplements that the NY AG alleges were inaccurately labeled and also began an investigation concerning the authenticity and purity of herbal supplements and associated marketing. Because we manufacture certain of these private label products, we have been subject to the NY AG's investigation as well as numerous private legal actions filed in various jurisdictions against us since the investigation. On September 9, 2015, the NY AG sent letters to fourteen separate companies, including NBTY, concerning an additional herbal product. The investigations or the related legal actions seek some combination of monetary damages, injunctive relief and specific performance. Until the investigation and the related legal actions are resolved, no final determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY. In June 2015, Health Canada completed an inspection of Good Manufacturing Practices of the OTC drug operations of our Canadian subsidiary, Vita Health. In connection with such inspection, Health Canada identified certain deficiencies primarily around electronic data management procedures in Vita Health's quality control laboratory pertaining to OTC drugs. On July 24, 2015, we submitted a remediation plan to Health Canada as Vita Health's formal response to these inspection findings which was accepted by Health Canada with respect to Vita Health's OTC operations. Vita Health also submitted a formal response to these inspection findings with respect to its Natural Health Products (NHPs) operations at the end of fiscal 2015 and expects a response from Health Canada by the end of calendar 2015. If these deficiencies are not addressed in a manner acceptable to Health Canada, additional actions may be taken by Health Canada, including, without limitation, shortened inspection cycles, additional reporting requirements or the suspension or revocation of Vita Health's OTC and/or NHP site licenses. Our failure to comply with applicable legislation could occur from time to time, and prosecution for any such violations could have a material adverse effect on our business, results of operations, financial condition and cash flows. See "Item 1. Business—Government Regulation" for additional information.

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

We are dependent on certain third-party suppliers and contract manufacturers.

        We purchase certain important ingredients and raw materials from third-party suppliers and, in certain cases, we engage contract manfuacturers to supply us with finished products such as our protein bars and powders. The principal raw materials required in our operations are vitamins, minerals, herbs, gelatin and packaging components. We purchase the majority of our vitamins, minerals and herbal raw materials from manufacturers and distributors globally. Real or perceived quality control problems with raw materials outsourced from certain regions or finished products manufactured by contract manufacturers could negatively impact consumer confidence in our products, or expose us to liability. In addition, disruption in the operations of any such supplier or manufacturer or material increases in the price of raw materials, for any reason, such as changes in economic and political conditions, tariffs, trade disputes, regulatory requirements, import restrictions, loss of certifications, power interruptions, fires, hurricanes, drought or other climate-related events, war or other events, could have a material adverse effect on our business, results of operations, financial condition and cash flows. Also, currency fluctuations, including the decline in the value of the U.S. dollar, could result in higher costs for raw materials purchased abroad. In addition, we rely on outside printing services and availability of paper stock in our printed catalog operations.

We rely on our manufacturing operations to produce the vast majority of the nutritional supplements that we sell, and disruptions in our manufacturing system or losses of manufacturing certifications could affect our results of operations adversely.

        We currently operate manufacturing facilities in Arizona, California, Florida, New Jersey, New York and Texas in the United States, and in Canada, the United Kingdom and China. All our domestic and foreign operations manufacturing products for sale to the United States are subject to GMPs promulgated by the FDA and other applicable regulatory standards, including in the areas of environmental protection and worker health and safety. We are subject to similar regulations and standards in Canada, the United Kingdom and China. Any significant disruption in our operations at any of these facilities, including any disruption due to any regulatory requirement, could affect our ability to respond quickly to changes in consumer demand and could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, we may be exposed to risks relating to the transfer of work between facilities or risks associated with opening new facilities or closing existing facilities that may cause a disruption in our operations. There have been a number of well-publicized incidents of tainted food and drugs manufactured in foreign countries such as China in the past few years. Although we have implemented GMPs in our facilities, there can be no assurance that products manufactured in our plants around the world, will not be contaminated or otherwise fail to meet our quality standards. Any such contamination or other quality failures could result in costly recalls, litigation, regulatory actions or damage to our reputation, which could have a material adverse effect on our business, results of operations, financial condition and cash flows.

We operate in a highly competitive industry, and our failure to compete effectively could affect our market share, financial condition and growth prospects adversely.

        The VMHS industry is a large and growing industry and is highly fragmented in terms of both geographical market coverage and product categories. The market for vitamins and other nutritional supplements is highly competitive in all our channels of distribution. We compete with companies that may have broader product lines or larger sales volumes, or both, than we do, and our products compete with nationally advertised brand name products. Several of the national brand companies have resources greater than ours. Numerous companies compete with us in the development, manufacture and marketing of vitamins and nutritional supplements worldwide. In addition, our retail stores compete with specialty vitamin stores, health food stores and other retail stores worldwide. With respect to mail order sales, we compete with a large number of smaller mail order and internet companies, some of which manufacture their own products and some of which sell products manufactured by others. The market is highly sensitive to the introduction of new products, which may rapidly capture a significant share of the market. We also may face competition from low-cost entrants to the industry, including from international markets. Increased competition from companies that distribute through the wholesale channel, especially the private label market, could have a material adverse effect on our business, results of operations, financial condition and cash flows as these competitors may have greater financial and other resources available to them and possess extensive manufacturing, distribution and marketing capabilities far greater than ours.

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

        As of September 30, 2015, we had approximately 13,100 employees. As of September 30, 2015, CAW Local 468, Retail Wholesale Canada Division represented approximately 290 of our employees in Canada under a collective bargaining agreement. If our employees were to engage in a strike, work stoppage or other slowdown in the future, we could experience a significant disruption of our operations, which could interfere with our ability to deliver products on a timely basis and could have other negative effects, such as decreased productivity and increased labor costs. Any interruption in the delivery of our products could reduce demand for our products and could have a material adverse effect on us.

We may be affected adversely by increased raw material, utility and fuel costs.

        Inflation and other factors affect the cost of raw materials, goods and services we use. Increased raw material and other costs may adversely affect our results of operations to the extent we are unable to pass these costs through to our customers or to benefit from offsetting cost reductions in the manufacture and distribution of our products. Furthermore, increases in fuel costs may affect our results of operations adversely in that consumer traffic to our retail locations may be reduced and the costs of our sales may increase as we incur fuel costs in connection with our manufacturing operations and the transportation of goods from our warehouse and distribution facilities to stores or direct response/e-commerce customers. Also, high oil costs can affect the cost of our raw materials and components and the competitive environment in which we operate may limit our ability to recover higher costs resulting from rising fuel prices.

Our profits may be affected negatively by currency exchange rate fluctuations.

        Our assets, earnings and cash flows are influenced by currency fluctuations due to the geographic diversity of our sales and the countries in which we operate. These fluctuations may have a significant impact on our financial results. For fiscal 2015, 36% of our sales were denominated in a currency other than the U.S. dollar, and as of fiscal 2015, 29% of our assets and 6% of our total liabilities were denominated in a currency other than the U.S. dollar. We have entered into various cross currency swap transactions. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Quantitative and Qualitative Disclosures About Market Risk."

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

        Customer access to, and ability to use, our websites affects our Puritan's Pride sales, in addition to online sales within our Holland & Barrett International and Vitamin World segments. If we are unable to maintain and continually enhance the efficiency of our systems, we could experience system interruptions or delays that could affect our operating results negatively. In addition, we could be liable for breaches of security on our websites, loss or misuse of our customers' personal information or payment data. Although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to prevent or mitigate such fraud or breaches may negatively affect our operating results.

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

        We are party to a number of lawsuits (including product liability, false advertising, and intellectual property claims) that arise in the ordinary course of business and may become party to others in the future. The possibility of such litigation, and its timing, is in large part outside our control. It is possible that future litigation could arise, or developments could occur in existing litigation, that could have material adverse effects on us.

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

        In the past we have discovered, and in the future we may discover, areas of our internal control over financial reporting that need improvement. As a result of the identification of two material weaknesses in our internal control over financial reporting and the determination to restate the previously-issued financial statements for the quarter and nine months ended June 30, 2015, management re-evaluated the effectiveness of the design and operation of our internal control over financial reporting and has concluded that we did not maintain effective controls for that period. Specifically, effective controls were not maintained with respect to the accounting for property and equipment in connection with a triggering event and with respect to the evaluation of out-of-period adjustments. Although we believe that we are taking appropriate action to remediate the material weaknesses and have devoted significant resources to remediate any deficiencies we discovered and to improve our internal control over financial reporting, if we are unable to effectively remediate these material weaknesses or are otherwise unable to maintain adequate controls over our financial processes and reporting in the future, we may not be able to prepare reliable financial statements, which could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information. We cannot assure you that additional material weaknesses in our internal controls over financial reporting will not be identified or that we will not need to restate our financial statements and reevaluate the effectiveness of our internal controls over financial reporting in the future.

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

        We have a significant amount of indebtedness. At September 30, 2015, we had $3,205 million of indebtedness on a consolidated basis (including $1,000 million in aggregate principal amount of Holdco Notes, $1,508 million of borrowings under NBTY's senior secured credit facilities, $650 million in aggregate principal amount of Notes, and $47 million of other indebtedness), of which $1,508 million was secured indebtedness. As of September 30, 2015, after adjusting for outstanding letters of credit, NBTY also had an additional $169 million available under the revolving portion of NBTY's senior secured credit facilities, as amended. While NBTY has no direct obligation under the Holdco Notes, NBTY is the sole source of cash generation for Holdings.

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

        The terms of the indenture governing the Notes, the credit agreement governing NBTY's senior secured credit facilities and the indenture governing the Holdco Notes permit us to incur a substantial amount of additional debt, including secured debt. Any additional borrowings under the senior secured credit facilities, and any other secured debt, would be effectively senior to the Holdco Notes, the Notes and any guarantees thereof to the extent of the value of the collateral securing such indebtedness. If we incur any additional indebtedness that ranks equally with the Holdco Notes and the Notes, subject to collateral arrangements, the holders of that debt will be entitled to share ratably with noteholders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our company. This could reduce the amount of proceeds available to be paid to noteholders. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, as of September 30, 2015, after adjusting for outstanding letters of credit, NBTY had an additional $169 million of unused commitments under the revolving portion of NBTY's senior secured credit facilities. Additionally, NBTY's senior secured credit facilities may be increased by up to $500 million (of which no more than $100 million may be under NBTY's revolving credit facility), subject to certain conditions. All of those borrowings would be secured indebtedness. If new debt is added to our and our subsidiaries' current debt levels, the risks that we now face as a result of our leverage would intensify.

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

        Borrowings under NBTY's senior secured credit facilities are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn and the interest rates are above the interest rate floor set forth in NBTY's credit agreement, each quarter point change in interest rates would result in a $4.2 million change in annual interest expense on our indebtedness under NBTY's senior secured credit facilities. However, we may maintain interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.

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

        As of September 30, 2015, the aggregate amount of our secured indebtedness was approximately $1,508 million. As of September 30, 2015, we had $169 million of unused commitments available for additional borrowing under the revolving portion of NBTY's senior secured credit facilities, as amended. We are permitted to incur substantial additional indebtedness, including secured debt, in the future under the terms of the indentures governing the Notes and the Holdco Notes.

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

        The Notes are guaranteed on a senior basis by NBTY's current and future domestic subsidiaries that are guarantors of NBTY's senior secured credit facilities. However, the historical consolidated financial statements included in this Report include all our domestic and foreign subsidiaries. NBTY's foreign subsidiaries, which do not guarantee the Notes, held approximately $1.5 billion, or 30%, of our total assets and $0.3 billion, or 10%, of NBTY's total liabilities as of September 30, 2015 and accounted for approximately $1.2 billion, or 36%, of NBTY's net sales, for fiscal 2015 (all amounts presented exclude intercompany balances). In addition, NBTY has the ability to designate certain of its subsidiaries as unrestricted subsidiaries under the terms of the indenture governing the Notes, and any subsidiary so designated will not be a guarantor of the Notes.

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

        As of September 30, 2015, prior to giving effect to the November 2015 interest payment of $39 million, NBTY had approximately $321 million of restricted payments capacity under its senior secured credit facilities and approximately $286 million of restricted payments capacity under the indenture governing the Notes.

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

        The Holdco Notes will not be guaranteed by any of Holdings' subsidiaries. However, the historical consolidated financial statements included in this Report include all of Holdings' subsidiaries. Holdings had $1.0 billion of liabilities as of September 30, 2015 and Holdings' subsidiaries held almost all of its assets and accounted for all of its net sales as of and for the year ended September 30, 2015.

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

Item 2.    Properties

        United States.    As of September 30, 2015, we owned a total of approximately 2.29 million square feet, and lease approximately 955,000 square feet, of administrative, manufacturing, warehouse and distribution space in various locations in the United States and its territories. In addition, as of September 30, 2015, we operated 385 Vitamin World retail locations in 43 states in the United States, Guam, Puerto Rico and the Virgin Islands. Generally, we lease retail properties for five to ten years at varying annual base rents and percentage rents. The Vitamin World retail stores are, on average, approximately 1,253 square feet.

        UK/Ireland.    As of September 30, 2015, Holland & Barrett leased a 270,000 square foot administrative and distribution facility and a 133,220 square foot manufacturing facility in Burton, United Kingdom. Holland & Barrett owns a 30,000 square foot administrative facility in Nuneaton, United Kingdom. Solgar leased 50,000 square feet of administrative and distribution space in Tring, United Kingdom. As of September 30, 2015, we leased all but one of our 793 Holland & Barrett and GNC / MET-Rx branded stores for varying terms, at varying annual base rents. Fifty-one Holland & Barrett stores and two GNC/MET-Rx branded stores are subject to percentage rents. As of September 30, 2015, Holland & Barrett stores have an average size of approximately 1,040 square feet and the GNC/MET-Rx branded stores have an average of approximately 828 square feet.

        Benelux.    As of September 30, 2015, we leased a 64,600 square foot administrative and distribution facility and an additional 12,755 square foot administrative and distribution facility in Beverwijk, Netherlands. At September 30, 2015, we leased locations for 179 retail stores on varying terms at varying annual base rents in the Netherlands and Belgium. Of these, 174 are operated as company stores and five are sub-leased to, and operated by, franchisees. None of our retail stores in the Netherlands and Belgium are subject to percentage rents. Our stores in the Netherlands and Belgium are an average of approximately 1,450 square feet and 1,640 square feet, respectively.

        Canada.    As of September 30, 2015, Vita Health owned a 185,000 square foot manufacturing, packaging, distribution and administration building in Winnipeg, Manitoba. Vita Health also leased a 52,000 square foot distribution facility in Winnipeg, Manitoba. SISU leases a 19,200 square foot administrative, distribution and warehouse facility in Burnaby, British Columbia.

        China.    As of September 30, 2015, our subsidiary, Ultimate Biopharma (Zhongshan) Corporation ("Ultimate") owned in Zhongshan, China: a 50,000 square foot facility for manufacturing softgel capsules and for administrative offices, a 75,000 square foot warehouse facility with some manufacturing and packaging capabilities and 18.5 acres of vacant land adjacent to the manufacturing facility. In addition, Ultimate leased 11,300 square feet of dormitory space in Zhongshan City. Also, one of our subsidiaries leased 106,294 square feet of warehouse space in Beijing.

        The following is a listing, as of September 30, 2015, of all material properties that we own or lease (excluding retail locations, de minimis locations with less than 4,000 square feet and temporary storage facilities leased for less than six months). We are required to pay real estate taxes and maintenance costs relating to most of our leased properties. All our segments benefit from the use of our material properties.

Owned Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Manufacturing	65,000
Boca Raton, FL(1)	Administration	58,000
Boca Raton, FL	Manufacturing	84,000
Boca Raton, FL	Distribution	100,000
Deerfield Beach, FL	Packaging	157,000
Pompano Beach, FL	Warehousing	62,000
Bayport, NY	Storage	12,000
Bayport, NY	Manufacturing	161,500
Bohemia, NY	Administration, Manufacturing & Packaging	169,000
Bohemia, NY	Manufacturing	80,000
Bohemia, NY	Manufacturing & Packaging	75,000
Bohemia, NY	IT	42,000
Holbrook, NY	Administration & Distribution	230,000
Holbrook, NY	Packaging & Engineering	108,000
N. Amityville, NY(2)	Manufacturing	48,300
N. Amityville, NY(2)	Manufacturing	66,000
Ronkonkoma, NY	Administration	110,000
Wilson, NC(3)	Manufacturing	125,000
Hazleton, PA	Distribution	413,600
San Antonio, TX	Manufacturing	122,600
Canada:
Winnipeg, Manitoba	Manufacturing, Packaging, Distribution & Administration	185,000
China:
Zhongshan	Manufacturing & Packaging	50,000
Zhongshan	Warehousing with some manufacturing & packaging capabilities	75,000
United Kingdom:
Nuneaton	Administration	30,000

	Total approximate square feet owned	2,629,000

(1)
We currently lease several small offices in this building on a short-term basis to unaffiliated tenants.

(2)
Operations are expected to cease at these facilities upon completion of the sale of our bar manufacturing assets to Nellson, which is expected to take place by the end of the first half of fiscal 2016.

(3)
Operations have ceased at this facility.

Leased Properties

Location	Type of Facility	Approximate Square Feet
United States:
Prescott, AZ	Warehousing (term–2020)	29,000
Bentonville, AR	Sales Office (term–2017)	4,900
Garden Grove, CA	Manufacturing & Packaging (term–December 2016)	140,000
Santa Fe Springs, CA	Distribution & Administration (term-December 2016)	82,000
Naples, FL(1)	Manufacturing (term–February 2016)	18,000
Sparks, NV	Distribution (term–September 2016)	201,300
Sparks, NV	Warehouse (term–September 2016)	47,200
Leonia, NJ	Administration & Manufacturing (term–July 2016)	49,600
Leonia, NJ	Manufacturing & Warehousing (term–July 2016)	18,500
Lyndhurst, NJ	Warehousing (term–2019)	57,200
Ridgefield Park, NJ	Administration (term 2020)	11,400
Bohemia, NY	Administration & Warehousing (term–2020)	110,000
Ronkonkoma, NY	Warehousing (term–November 2017)	90,500
Ronkonkoma, NY	Warehousing (term–September 2024)	75,000
Holbrook, NY	Warehouse/Storage (term-February 2016)	17,000
Canada
Burnaby, British Columbia	Administration, Warehousing & Distribution (term–2017)	19,200
Winnipeg, Manitoba	Warehousing & Administration (term–2017)	52,000
China:
Beijing	Offices (term–May 2016)	9,700
Beijing	Warehousing (term–August 2016)	106,300
Zhongshan City	Dormitory (term–January 2016)	11,300
United Kingdom:
Burton(2)	Offices & Warehouse (term–2023)	43,300
Burton(3)	Administration & Distribution (term-2045)	270,000
Burton(3)	Manufacturing (term-2045)	133,200
Tring	Administration & Warehousing (term–2017)	25,000
Tring	Warehousing, Distribution & Offices (term–2017)	25,000
London	Administration (term-December 2016)	12,300
Netherlands:
Beverwijk	Administration & Distribution (term–2020)	64,600
Beverwijk	Administration & Distribution (term–2020)	12,755
New Zealand:
Auckland	Offices & Warehousing (term–May 2016)	4,800
South Africa:
Randburg	Offices & Warehousing (term–June 2016)	13,800
Spain:
Madrid	Administration & Distribution (term–2019)	16,400

	Total approximate square feet leased	1,771,255

	Total approximate square feet owned and leased	4,400,255

(1)
As of October 15, 2015, possession of this facility has been returned to the landlord.

(2)
This facility is currently sublet to an unaffiliated tenant. The lease has an option to terminate in December 2018.

(3)
These properties were previously owned by Holland & Barrett. As a result of a sale/leaseback agreement which was completed in July 2015, these properties are now leased by Holland & Barrett under a long-term lease.

Warehousing and Distribution

        As of September 30, 2015, we had approximately 2.4 million square feet dedicated primarily to warehousing and distribution. This figure includes our facilities in Long Island, New York; Santa Fe Springs, California; Lyndhurst and Leonia, New Jersey; Boca Raton and Pompano Beach, Florida; Sparks, Nevada; Hazleton, Pennsylvania; Prescott, Arizona; Burton and Tring, United Kingdom; Winnipeg, Manitoba and Burnaby, British Columbia, Canada; Madrid, Spain; Randburg, South Africa; Auckland, New Zealand; Beverwijk, Netherlands and Beijing and Zhongshan City, China.

        We currently distribute our products to our customers from distribution centers through contract and common carriers globally. In addition, we ship products overseas in pallet amounts and by container loads. We also operate additional distribution centers in Burton and Tring, United Kingdom; Madrid, Spain; Auckland, New Zealand; Randburg, South Africa, Beverwijk, Netherlands; Winnipeg, Manitoba, Canada; Burnaby, British Columbia, Canada; and Beijing, China. Deliveries are made directly to our retail stores either through company owned trucks or through third parties.

        The direct response and e-commerce orders for our Puritan's Pride and Vitamin World segments are handled by our domestic distribution center that is integrated with our order entry systems. Once a customer's telephone, mail or internet order is completed, our computer system forwards the order to our distribution center, where all necessary distribution and shipping documents are printed to facilitate processing. Then, the orders are prepared, picked, packed and shipped continually throughout the business day. We operate a proprietary, automated picking and packing system for frequently shipped items. We are capable of fulfilling 20,000 direct response and e-commerce orders daily. A system of conveyors automatically routes boxes carrying merchandise throughout our primary Long Island distribution center for fulfillment of orders. Completed orders are bar-coded and scanned and the merchandise and ship date are verified and entered automatically into the customer order file for access by sales associates before shipment.

        All our properties are covered by all-risk and liability insurance, in amounts and on terms that we believe are customary for our industry.

        We believe that these properties, taken as a whole, are generally well- maintained, and are adequate for current and reasonably foreseeable business needs. We also believe that substantially all our properties are being utilized to a significant degree.

Item 3.    Legal Proceedings

Herbal Dietary Supplements

        In February 2015, the NY AG began an investigation concerning the authenticity and purity of herbal supplements and associated marketing. As part of this investigation, the NY AG is reviewing the sufficiency of the measures that several manufacturers and retailers, including NBTY, are taking to independently assess the validity of their representations and advertising in connection with the sale of herbal supplements. On September 9, 2015, the Attorney General sent letters to fourteen separate companies, including NBTY, concerning an additional herbal product. NBTY has fully cooperated with the NY AG; however until these investigations are concluded, no final determination can be made as to its ultimate outcome or the amount of liability, if any, on the part of NBTY.

        Following the NY AG investigation, starting in February 2015, numerous putative class actions were filed in various jurisdictions against NBTY, certain of its customers and/or other companies as to which there may be a duty to defend and indemnify, challenging the authenticity and purity of herbal supplements and associated marketing, under various states' consumer protection statutes. Motions for transfer and consolidation of all of the federal actions as multidistrict litigation into a single district before a single judge were granted on June 9, 2015, and the cases are consolidated before Judge John W. Darrah of the United States District Court, North District of Illinois—Eastern Division (the

"MDL Case"). Three class actions against one of our customers to which we may have a duty to indemnify have not been transferred and consolidated with the MDL Case, and are at the initial stages of litigation. At this time, no determination can be made as to the ultimate outcome of the investigation and related litigation or the amount of liability, if any, on the part of NBTY.

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

        In March 2013, NBTY agreed upon a proposed settlement with the plaintiffs, which included all cases and resolved all pending claims without any admission of or concession of liability by NBTY, and which provided for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified (the "Order"). The final judgment was issued on January 22, 2014 (the "Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014. In fiscal 2013, NBTY recorded a provision of $12 million reflecting its best estimate of exposure for payments to the class together with attorney's fees and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY reduced its estimate of exposure to $6.1 million. This reduction in the estimated exposure was reflected in the Company's first quarter results for fiscal 2014.

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

        On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and on February 11, 2015 the court issued an Order and Opinion dismissing the class-action. On February 27, 2015, the plaintiff filed an appeal to the court's dismissal of the action and that appeal is pending. The court has scheduled oral arguments for December 10, 2015.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, audits, investigations, claims, suits and complaints (including false advertising, product liability, escheat laws, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We currently believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial statements, if adversely determined against us.

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

Dividend Policy

        In each of November 2014 and May 2015, NBTY paid a cash dividend of approximately $38.8 million, to Holdings, in order for Holdings to make an interest payment on the Holdco Notes. Future determination as to the payment of cash or stock dividends will depend upon our results of operations, financial condition, capital requirements, restrictions contained in NBTY's senior secured credit facilities, limitations contained in the indentures governing the Notes and the Holdco Notes, and such other factors as our Board considers appropriate.

        For additional information regarding NBTY's senior secured credit facilities, the Notes and the Holdco Notes, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources," and Note 9 to the consolidated financial statements in this Report.

        For information regarding securities authorized for issuance under our equity compensation plans as of September 30, 2015, see Item 12, "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in this Report.

Item 6.    Selected Financial Data

	Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Income Statement Data:
Net sales	$3,226,124	$3,205,778	$3,163,041	$2,999,733	$2,864,427

Costs and expenses:
Cost of sales	1,746,462	1,740,417	1,700,909	1,608,436	1,641,887
Advertising, promotion and catalog	198,203	202,754	189,485	164,298	152,021
Selling, general and administrative	978,432	952,681	910,531	832,629	788,719
Merger expenses	—	—	—	—	44,479
Facility restructuring charges	29,493	—	32,695	—	—
Goodwill and intangible asset impairment charges	55,000	207,334	—	—	—

Income from operations	218,534	102,592	329,421	394,370	237,321
Interest expense	(217,325)	(213,043)	(191,280)	(158,584)	(195,566)
Miscellaneous, net	1,734	(709)	1,693	(1,003)	1,933

Income (loss) from continuing operations before income taxes	2,943	(111,160)	139,834	234,783	43,688
Provision (benefit) for income taxes on continuing operations	30,104	(16,487)	40,386	65,264	10,989

Income (loss) on continuing operations	(27,161)	(94,673)	99,448	169,519	32,699

(Loss) from discontinued operations, net of income taxes	—	—	—	(23,048)	(2,780)
Net (loss) income	$(27,161)	$(94,673)	$99,448	$146,471	$29,919

		(As Revised)	(As Revised)	(As Revised)	(As Revised)
Selected Balance Sheet Data:
Working Capital	$886,236	$810,235	$717,781	$874,508	$891,582
Total assets	4,867,168	4,826,438	5,005,960	4,988,461	5,009,170
Long-term debt, net of current portion	3,115,213	3,078,647	2,614,601	2,084,427	2,274,988
Total stockholder's equity	436,172	542,290	1,094,210	1,709,519	1,541,182

        This "Item 6, Selected Financial Data" has been amended and revised to give effect to the revision of our consolidated financial statements for the Company's financial position as of September 30, 2014, 2013, 2012 and 2011 as it relates to the correction of our accounting policies related to on-hand labels and prepaid rent. A more complete discussion of this revision can be found in Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements contained in Part II, Item 8 herein.

        The Company adopted new accounting guidance whereby deferred financing costs associated with long-term debt should be presented as a reduction of a Long-term debt, rather than as an asset as previously required. This change resulted in a reduction of Long-term debt for all periods presented; see Note 9—"Long-Term Debt" contained in the consolidated financial statements contained in Part II, Item 8 herein.

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

Goodwill and Other Intangible Asset Impairment Charges

        The Puritan's Pride and Vitamin World segments have seen increased competition as well as increased use of promotions in order to maintain sales levels.

        During the fourth quarter of fiscal 2015, the Vitamin World segment recorded an impairment charge of $55,000, on its indefinite-lived tradenames. This was in connection with our annual impairment assessment and the completion of a strategic planning process relating to the rates of growth of sales, profit and cash flow and expectations for future performance.

        During the fourth quarter of fiscal 2014, the Puritan's Pride and Vitamin World segments recorded an impairment charge of $61,590 and $25,744, respectively, related to the impairment of goodwill. This was in connection with our annual impairment assessment and the completion of a strategic planning process relating to the rates of growth of sales, profit and cash flow and expectations for future performance. In addition, as a part of this process, we recorded an impairment charge of $110,000 and $10,000 on the indefinite lived tradenames of the Puritan's Pride and Vitamin World segments, respectively.

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

        The closing of the sale pursuant to the Powder APA occurred on June 26, 2015. The sales price for the production assets and transferred contracts was $4,228, subject to post-closing adjustments. The sales price for the raw materials, packaging, labels, work-in-process and component inventories was $16,722 net of post-closing adjustments.

        The sale pursuant to the Bar APA is expected to be completed by the end of the first half of fiscal 2016, and is subject to customary closing conditions. The aggregate sales price for the production assets to be sold pursuant to the Bar APA is approximately $12,000, which resulted in accelerated depreciation as described below. The sales price for the raw materials, packaging, labels, work-in-process and component inventories to be transferred pursuant to the Bar APA will be equal to NBTY's book value for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments.

        As a result of these arrangements, we will incur cumulative net charges of approximately $34,000 before tax over the period in which these transactions are completed, of which non-cash charges will consist primarily of accelerated depreciation and a write-off of Goodwill of approximately $28,000; costs related to workforce reductions will be approximately $2,500 and other costs will be approximately $5,192, partially offset by a gain of $1,692 of the sale of a contract. All costs associated with the Divested Manufacturing Operations will be reflected in Corporate / Manufacturing.

        Charges related to these divestitures of $29,493 for the year ended September 30, 2015 were $20,203 for accelerated depreciation, $5,541 for a write-off of goodwill associated with the fair value of the business related to the powder facility, $2,510 for severance and employee related costs and $2,931 of other costs, partially offset by a gain on a transferred contract of $1,692.

        In connection with the sale of the Divested Manufacturing Operations, NBTY has entered into long-term supply agreements with Nellson, pursuant to which NBTY will purchase from Nellson the nutritional bar and powder products we formerly manufactured for a period of ten years.

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

Acquisition of Dr. Organic Limited

        In August 2015, NBTY (2015) Limited, a private limited company incorporated in England and Wales and an indirect subsidiary of Alphabet Holding Company, Inc. ("NBTY (2015)"), and Holland & Barrett Group Limited, a company incorporated in England and Wales and an indirect subsidiary of Alphabet Holding Company, Inc. ("H&B"), entered into an agreement to purchase Dr. Organic Limited (the "Share Purchase Agreement") pursuant to which NBTY (2015) agreed to acquire all of the ordinary shares in Dr. Organic Limited, a manufacturer, marketer and distributor of a broad line of naturally-inspired personal care products.

        The purchase price for the ordinary shares of Dr. Organic Limited is approximately £53,000 (approximately $85,000), payable in (i) cash of £33,000 (approximately $51,000) (the "cash consideration"), (ii) loan notes in an aggregate principal amount of approximately £20,000 (approximately $31,000) (the "completion loan notes") to be issued by NBTY (2015) to the sellers, which mature 18 months after issuance and are redeemable at any time after six months at the option of the holders, (iii) 399,000 class B ordinary shares, par value £0.01 (the "rollover shares"), to be issued by NBTY (2015) to the sellers and (iv) 100,000 class C ordinary shares, par value £0.01, to be issued by NBTY (2015) to certain of the sellers at a premium of £0.04 each (which will be redeemed by NBTY (2015) for £0.05 each 18 months after issuance), each payable or issued on the closing date of the acquisition. Holders of the rollover shares may require us to repurchase them for an amount based on the future earnings of Dr. Organic Limited and its subsidiaries (the "repurchase amount"), which amount is payable, at the election of holders, in cash or through the issuance of loan notes by NBTY (2015) with terms similar to the completion loan notes. To the extent the holders do not exercise their put right, we will have the right to call the rollover shares at the repurchase amount.

        The completion of the transaction is subject to certain closing conditions, including regulatory clearance in the United Kingdom. The closing of the Dr. Organic Limited acquisition is expected to occur during the second half of calendar 2015.

Revision

        This "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended and revised to give effect to the revision of our consolidated financial statements for the Company's financial position as of September 30, 2014 and 2013 as it relates to the correction of our accounting policies related to on-hand labels and prepaid rent. A more complete discussion of this revision can be found in Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements contained in Part II, Item 8 herein.

Executive Summary

        Alphabet Holding Company, Inc. is a holding company with no operations and is dependent on its wholly owned subsidiary, NBTY, Inc. and its wholly owned subsidiaries to service its debt and other obligations.

        We are the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality VMHS products in the United States, with operations worldwide. We currently market a broad portfolio of well-known brands and third party label products. Our key consumer product brands include Nature's Bounty®, Sundown®, Pure Protein®, Solgar®, Body Fortress®, Osteo Bi Flex®, MET Rx®, Balance Bar® and Ester C®. We also operate specialty retailers of health and wellness products, primarily focused on providing VMHS solutions to our end consumers. Our specialty retailer businesses primarily operate under the Holland & Barrett®, Puritan's Pride® and Vitamin World® banners.

        During the fiscal year ended September 30, 2015, we changed the names of our four segments to more accurately portray the brands and markets in which we do business. There were no other changes in the presentation of our segments. The changes to the names are as follows:

New Segment Name	Previous Segment Name
Consumer Products Group	Wholesale
Holland & Barrett International	European Retail
Puritan's Pride	Direct Response/E-Commerce
Vitamin World	North American Retail
  •
  Consumer Products Group—This segment sells products worldwide under various brand names and third-party private labels. Our products are sold to the major mass merchandisers, club stores, drug store chains and supermarkets, as well as to online retailers, independent pharmacies, health food stores, the military and other retailers.

  •
  Holland & Barrett International—This segment operates 843 Holland & Barrett stores (including 744 company-owned stores in the UK and Ireland; and franchised stores in the following countries: 33 in China, 28 in Singapore, 16 in United Arab Emirates, 10 in Cyprus, five in Malta, four in Kuwait, two in Spain and one in Gibraltar). Holland & Barrett International also operated 161 De Tuinen stores (including cobranded stores) in the Netherlands (of which five were franchises), 18 Essenza stores in Belgium, and 49 GNC/MET-Rx stores in the UK. Holland & Barrett International operates Holland & Barrett retail websites in the UK, Ireland, the Netherlands and Belgium, as well as retail websites for De Tuinen in the Netherlands and the GNC/MET-Rx brands in the UK. The revenue generated by this segment consists of sales of its branded products and third-party products as well as franchise fees. We are in the process of rebranding or cobranding our De Tuinen and Essenza stores to leverage consumer awareness of our Holland & Barrett brand. We are also in the process of rebranding our GNC brand stores to MET-Rx.

  •
  Puritan's Pride—This segment generates revenue through the sale of its branded products and third-party products primarily through the internet and mail order catalogs under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  Vitamin World—This segment generates revenue through its 385 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

        Operating data for each of the four distribution channels does not include the impact of any intercompany transfer pricing mark-up, corporate general and administrative expenses, interest expense and other miscellaneous income/expense items. Corporate general and administrative expenses include, but are not limited to, human resources, legal, finance and various other corporate- level activity related expenses. We attribute such unallocated expenses to Corporate/Manufacturing.

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

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectability is reasonably assured. The delivery terms for most sales within the Consumer Products Group and Puritan's Pride segments are F.O.B. destination. Generally, title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to our retail store operations, we recognize revenue upon sale of products to customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns, and other promotional program incentive allowances.

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

        The fair value of our indefinite-lived trademarks is generally determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. The evaluation of indefinite-lived intangible assets for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flow of our business.

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

        On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and indefinite-lived intangibles. The key assumptions that drive the cash flows of our reporting units and intangible assets are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, weighted average cost of capital rates ("WACC") as well as royalty rates are used in conjunction with these key assumptions in order to derive the estimated fair value. These assumptions are subject to uncertainty, including our ability to grow revenue and improve or maintain profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 50 basis points or a 140 basis point decrease in the terminal year level of profitability would require that we perform the second step of the goodwill impairment test for the Puritan's Pride reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances. Currently the estimated fair value of the Puritan's Pride reporting unit exceeds its carrying value by approximately 3% and the carrying value of the goodwill that is within the Puritan's Pride reporting unit is $450,625.

        The Company has also concluded that it is reasonably likely that certain other intangible assets may become impaired in future periods. The term "reasonably likely" refers to an occurrence that is more than remote but less than probable in the judgment of management. These intangible assets include the Puritan's Pride tradename which has an indefinite life and a carrying value of $160,000 as well as finite-lived intangible assets relating to a customer list and tradename for Balance Bar that have a net cumulative carrying value of $48,810 as of September 30, 2015.

        As of September 30, 2015, the Puritan's Pride tradename had a fair value that equaled the carrying value. However, because some of the inherent assumptions and estimates used in determining fair value of these intangible assets are outside the control of management, such as discount rates, WACC as well as royalty rates, changes in these underlying assumptions can also adversely impact the fair value. The amount of any impairment is dependent on all these factors, which cannot be predicted with certainty. For example, holding all other assumptions constant at the test date, a 50 basis point increase in the WAAC would result in an impairment of $10,000 or a 50 basis point decrease in the royalty rate would result in an impairment of $20,000, associated with this tradename.

        As of September 30, 2015, the undiscounted cash flow analysis prepared by management for the Balance Bar intangible assets did not reveal an impairment. However, some of the inherent assumptions are determined by management, the most significant assumption is the revenue growth rate. The analysis performed at the test date used a compound annual growth rate ("CAGR") of 2.7%, which management believes to be reasonable based on the current sales volume and future projected performance of this brand. Holding all other assumptions constant at the test date, a 20 basis point decrease in the CAGR would require a fair value analysis to be performed to calculate the value of the impairment to be recorded.

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

Recent Accounting Developments

        In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance on revenue from contracts with customers that will supersede virtually all existing revenue recognition guidance, including industry-specific guidance, and is designed to create greater comparability for financial statement users across industries and jurisdictions. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance would have been effective for us beginning October 1, 2017, however in July 2015, the FASB decided to defer the effective date of the new standard by one year. Early adoption would be permitted for us beginning October 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial statements and related disclosures.

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

        In February 2015, the FASB issued guidance that amends the current consolidation guidance. The amendments affect both the variable interest entity and voting interest entity consolidation models. The new guidance is effective for us beginning October 1, 2016, with early adoption permitted. This new guidance is not expected to have a material impact on our consolidated financial statements.

        In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Under the new guidance, debt issuance costs are presented as a reduction of the carrying amount of the related liability, rather than as an asset. This guidance was further clarified in August 2015 whereby the FASB explicitly stated that deferred financing costs related to line-of-credit arrangements could be deferred and treated as an asset and subsequently amortized ratably over the term of the line-of-credit. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. This guidance has been early adopted and applied retrospectively to the prior period presented in the consolidated financial statements. See Note 9 "Long-Term Debt."

        In July 2015, the FASB issued guidance which applies to inventory for which cost is determined by methods other than the last-in first-out and the retail inventory method. Under the new guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for us beginning October 1, 2017, and should be applied prospectively with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements and related disclosures.

        In September 2015, the FASB issued guidance which requires the acquiring company in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this guidance require that the acquiring company record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of a change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for us beginning October 1, 2016 and for interim periods therein. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

Results of Operations

        The following table sets forth for the periods indicated, the consolidated statements of operations and comprehensive income (loss). Items are expressed as a percentage of total net sales. Percentages may not sum to 100% due to rounding.

	Fiscal year ended September 30,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	54.1%	54.3%	53.8%
Advertising, promotion and catalog	6.1%	6.3%	6.0%
Selling, general and administrative	30.3%	29.7%	28.8%
Goodwill and intangible asset impairment charges	1.7%	6.5%	0.0%
Facility restructuring charges	0.9%	0.0%	1.0%

	93.2%	96.8%	89.6%

Income from operations	6.8%	3.2%	10.4%

Other income (expense):
Interest	(6.7)%	(6.6)%	(6.0)%
Miscellaneous, net	0.1%	(0.0)%	0.1%

	(6.7)%	(6.7)%	(6.0)%

Income (loss) before income taxes	0.1%	(3.5)%	4.4%
Provision (benefit) for income taxes	0.9%	(0.5)%	1.3%

Net (loss) income	(0.8)%	(3.0)%	3.1%

Fiscal Year Ended September 30, 2015 Compared to Fiscal Year Ended September 30, 2014

  Net Sales

        Net sales by segment were as follows:

	Fiscal year ended September 30,
	2015		2014
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Consumer Products Group	$1,883,164	58.4%	$1,879,481	58.6%	$3,683	0.2%
Holland & Barrett International	885,872	27.5%	850,797	26.5%	35,075	4.1%
Puritan's Pride	248,982	7.7%	250,224	7.8%	(1,242)	(0.5)%
Vitamin World	208,106	6.5%	225,276	7.0%	(17,170)	(7.6)%

Net sales	$3,226,124	100.0%	$3,205,778	100.0%	$20,346	0.6%

Consumer Products Group

        Net sales for the Consumer Products Group were $1,883,164 for fiscal 2015 as compared to $1,879,481for fiscal 2014. The increase of $3,683 or 0.2% was primarily attributable to the following:

  •
  $68,709 from increased sales of domestic branded products, primarily driven by increases in the Nature's Bounty® and Pure Protein® branded products, partially offset by decreases in the joint care category.

  •
  $4,709 from increased sales of branded and private label sales to international customers.

  •
  $(69,735) from decreased sales of domestic private label products, primarily driven by decreased SKUs to existing customers and pricing pressure,

        We continue to adjust shelf space allocation between Consumer Products Group brands to provide the best overall product mix that is preferred by the end consumer and respond to changing market conditions. These efforts have helped to strengthen the Consumer Products Group's position in the mass market. The Consumer Products Group continues to leverage valuable consumer sales information obtained from our Vitamin World and Puritan's Pride operations to provide our mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $392,868, or 17.0% of sales for fiscal 2015 as compared to $371,344, or 16.2% of sales for fiscal 2014. This increase is a result of the increase in the percentage of branded net sales which are more promotionally driven.

        Product returns represented $36,813, or 1.6% of sales for fiscal 2015 as compared to $37,520, or 1.6% of sales for fiscal 2014. The product returns for fiscal 2015 and fiscal 2014 were mainly attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of the Consumer Products Group's sales in future years.

        One customer, Wal-Mart, represented 18% and 19% of the Consumer Products Group's net sales for fiscal 2015 and 2014, respectively. It also represented 11% of consolidated net sales for each of fiscal 2015 and 2014. The loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations if we were unable to replace that customer. See "Item 1A. Risk Factors—Risks Relating to Our Business—One of our customers accounted for 11% of our consolidated net sales during fiscal 2015 and the loss of this customer, or any other of our other major customers, could have a material adverse effect on our results of operations."

  Holland & Barrett International

        Net sales for Holland & Barrett International increased $35,075, or 4.1%, to $885,872 in fiscal 2015 from $850,797 for fiscal 2014. For fiscal 2015 same store sales in U.S. dollars increased 0.3%, or $2,471, as compared to fiscal 2014 (same store sales include online sales). In local currency, net sales increased 13.8% while same store sales increased 9.5% as compared to fiscal 2014. The average exchange rate of the British pound sterling to the U.S. dollar weakened 6.7% and the euro to the US dollar weakened 15.3% as compared to the prior comparable period.

        The following is a summary of Holland & Barrett International store activity:

Holland & Barrett International stores:	Fiscal 2015	Fiscal 2014
Company-owned stores
Open at beginning of the period	927	901
Opened during the period	51	39
Closed during the period	(11)	(13)

Open at end of the period	967	927

Franchised stores
Open at beginning of the period	89	79
Opened during the period	27	17
Closed during the period	(12)	(7)

Open at end of the period	104	89

Total company-owned and franchised stores
Open at beginning of the period	1,016	980
Opened during the period	78	56
Closed during the period	(23)	(20)

Open at end of the period	1,071	1,016

  Puritan's Pride

        Net Sales for Puritan's Pride decreased $1,242, or 0.5%, to $248,982 in fiscal 2015 from $250,224 in fiscal 2014. The total number of orders increased 4% and the average order size declined 6% for fiscal 2015 as compared to fiscal 2014. Internet orders comprised 75% of this segment's net sales for fiscal 2015 as compared to 72% for fiscal 2014.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter.

  Vitamin World

        Net sales for Vitamin World decreased $17,170 or 7.6%, to $208,106 in fiscal 2015 from $225,276 in fiscal 2014. Same store sales (including online sales) decreased 5% due to a decline in sales of weight loss products as well as overall declines in mall traffic.

        The following is a summary of Vitamin World store activity:

Vitamin World stores:	Fiscal 2015	Fiscal 2014
Open at beginning of the period	414	421
Opened during the period	9	18
Closed during the period	(38)	(25)

Open at end of the period	385	414

  Cost of Sales

        Cost of sales was as follows:

	Fiscal year ended September 30,
	2015	2014	$ Change	% Change
Cost of Sales	$1,746,462	$1,740,417	$6,045	0.3%
Percentage of net sales	54.1%	54.3%

        Cost of sales as a percentage of net sales declined slightly, as higher margins in our Consumer Products Group, due to lower materials costs, supply chain efficiencies and the higher proportion of branded product sales, were offset by lower margins earned in our retail businesses due to increased promotional activity.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Fiscal year ended September 30,
	2015	2014	$ Change	% Change
Advertising, promotion and catalog	$198,203	$202,754	$(4,551)	–2.2%
Percentage of net sales	6.1%	6.3%

        Advertising promotion and catalog expense as a percentage of net sales has remained relatively consistent. The slight decrease in advertising, promotion and catalog expense is primarily due to decreases in our Consumer Products Group, as certain media promotions in the prior fiscal year were not repeated in the current fiscal year, partially offset by increases in Holland & Barrett International related to the promotion of new stores and the continued expansion of the brand.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Fiscal year ended September 30,
	2015	2014	$ Change	% Change
Selling, general and administrative	$978,432	$952,681	$25,751	2.7%
Percentage of net sales	30.3%	29.7%

        SG&A costs for fiscal 2015 increased by $25,751, or 0.6 percentage points as a percentage of net sales compared to fiscal 2014 primarily due to increases of: (i) salaries of $23,547 due to increased stores in the Holland & Barrett International segment, increased severance relating to certain initiatives within the Consumer Products Group and Corporate / Manufacturing, as well as a lower accrual for the annual bonus expense in the prior comparable period; (ii) professional fees of $13,128 relating to various Consumer Products Group initiatives as well as increased legal settlement costs primarily related to the recording of an estimated settlement value in the current period related to the Glucosamine case; (iii) building and occupancy costs of $12,704 primarily relating to additional stores in the Holland & Barrett International segment, and (iv) additional depreciation of $11,669 primarily due to the implementation of a POS system in our Holland & Barrett International segment and the ongoing implementation and support of our ERP system in Corporate/Manufacturing; these increases were partially offset by decreases of $28,986 due to foreign currency in Holland & Barrett

International, as the British pound sterling and Euro have weakened as compared to the U.S. dollar, and $3,517 of lower insurance costs as a result of lower premiums.

  Income (Loss) from Operations

        Income (loss) from operations was as follows:

	Fiscal year ended September 30,
	2015	2014	$ Change	% Change
Consumer Products Group	$186,348	$177,069	$9,279	5.2%
Holland & Barrett International	185,984	191,207	(5,223)	(2.7)%
Puritan's Pride	26,107	(141,660)	167,767	118.4%
Vitamin World	(53,224)	(26,975)	(26,249)	(97.3)%
Corporate	(126,681)	(97,049)	(29,632)	(30.5)%

Total	$218,534	$102,592	$115,942	113.0%

Percentage of net sales	6.8%	3.2%

        The increase in the Consumer Products Group segment was primarily due to the increase in gross margins and the decrease in advertising expenses, partially offset by increases in SG&A expenses (primarily salaries and professional fees). The decrease in the Holland & Barrett International segment was the result of increased advertising and SG&A expenses, partially offset by higher sales volume. On a local currency basis, income from operations increased approximately 5%. The increase in the Puritan's Pride segment was primarily due the impairment of goodwill and intangible assets in the prior fiscal year. The increase in the Vitamin World segment's loss was primarily due the impairment of intangible assets, whereby $55,000 was impaired in the current fiscal year and $35,744 was impaired in the prior fiscal year. Corporate/Manufacturing increased due to increases in depreciation expense with the ongoing implementation of our ERP system and accelerated depreciation as well as severance costs related to the sale of the nutritional bar manufacturing facility assets.

  Interest Expense

        Interest expense for fiscal 2015 increased as compared to fiscal 2014, due to the issuance of the additional $450,000 Holdco Notes on December 12, 2013. See "Liquidity and Capital Resources" for a description of the senior secured credit facilities and the Notes.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2015	2014	$ Change
Foreign exchange gains (losses)	$1,253	$(1,994)	$3,247
Investment income	1,085	704	381
Ineffectiveness on cross currency swap	(1,618)	966	(2,584)
Other	1,014	(385)	1,399

Total	$1,734	$(709)	$2,443

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business and our ability to utilize state tax credits that expire between 2015 and 2028 and our foreign tax credit carryforwards which expire between 2021 and 2025. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2015 was 1,022.9% and 2014 was 14.8%. The effective income tax rate was higher than statutory rates in fiscal 2015 primarily due to the recording of a $45,187 valuation allowance on our foreign tax credit carryforward, partially offset by a benefit related to our assertion to reinvest $130,000 of foreign earnings indefinitely. Based on the Company's recent results and the impairments recorded thereon, the Company concluded there was no longer sufficient objective evidence to support the realization of its foreign tax credits and therefore it recorded a full valuation allowance for those credits. In fiscal 2014, the effective income tax rate was lower than statutory rates primarily due to the impact of the impairment of goodwill during fiscal 2014, for which no income tax benefit was recorded.

Fiscal Year Ended September 30, 2014 Compared to Fiscal Year Ended September 30, 2013

  Net Sales

        Net sales by segment were as follows:

	Fiscal year ended September 30,
	2014		2013
Segment	Net Sales	% of total	Net Sales	% of total	$ change	% change
Consumer Products Group	$1,879,481	58.6%	$1,938,921	61.3%	$(59,440)	(3.1)%
Holland & Barrett International	850,797	26.5%	743,861	23.5%	106,936	14.4%
Puritan's Pride	250,224	7.8%	246,731	7.8%	3,493	1.4%
Vitamin World	225,276	7.0%	233,528	7.4%	(8,252)	(3.5)%

Net sales	$3,205,778	100.0%	$3,163,041	100.0%	$42,737	1.4%

Consumer Products Group

        Net sales for the Consumer Products Group were $1,879,481 for fiscal 2014 as compared to $1,938,921 for fiscal 2013. The decrease of $59,440 or 3.1% was primarily attributable to the following:

  •
  $(57,845) from decreased sales of domestic private label products, primarily driven by decreased SKUs to existing customers and pricing pressure,

  •
  $(20,914) from decreased sales of domestic branded products, primarily driven by decreases in joint care and sports nutrition categories, partially offset by continued growth in Nature's Bounty®, and

  •
  $19,474 from increased sales of branded and private label sales to international customers.

        We continue to adjust shelf space allocation between Consumer Products Group brands to provide the best overall product mix and to respond to changing market conditions. These efforts have helped to strengthen the Consumer Products Group's position in the mass market. The Consumer Products Group continues to leverage valuable consumer sales information obtained from our Vitamin World and Puritan's Pride operations to provide our mass-market customers with data and analyses to drive mass market sales.

        We use targeted promotions to grow overall sales. Promotional programs and rebates were $371,344, or 16.2% of sales for fiscal 2014 as compared to $326,963, or 14.2% of sales for fiscal 2013.

        Product returns represented $37,365, or 1.6% of sales for fiscal 2014 as compared to $31,087, or 1.4% of sales for fiscal 2013. The product returns for fiscal 2014 and fiscal 2013 were mainly attributable to returns in the ordinary course of business. We expect returns relating to normal operations to trend between 1% to 2% of the Consumer Products Group's sales in future years.

        One customer, Wal-Mart, represented 19% and 21% of the Consumer Products Group's net sales for fiscal 2014 and 2013, respectively. It also represented 11% and 13% of consolidated net sales for fiscal 2014 and 2013, respectively. The loss of this customer, or any of our other major customers, could have a material adverse effect on our results of operations if we were unable to replace that customer.

  Holland & Barrett International

        Net sales for Holland & Barrett International increased $106,936, or 14.4%, to $850,797 in fiscal 2014 from $743,861 for fiscal 2013. For fiscal 2014 same store sales in U.S. dollars increased 10.1%, or $71,230, as compared to fiscal 2013 (same store sales include online sales). In local currency, same store sales increased 4.2% as compared to fiscal 2013. The average exchange rate of the British pound sterling to the U.S. dollar strengthened 6.1% and the euro to the US dollar strengthened 3.4% as compared to the prior comparable period.

        The following is a summary of Holland & Barrett International store activity:

Holland & Barrett International stores:	Fiscal 2014	Fiscal 2013
Company-owned stores
Open at beginning of the period	901	856
Opened during the period	39	36
Acquired during the period	—	13
Closed during the period	(13)	(4)

Open at end of the period	927	901

Franchised stores
Open at beginning of the period	79	40
Opened during the period	17	45
Closed during the period	(7)	(6)

Open at end of the period	89	79

Total company-owned and franchised stores
Open at beginning of the period	980	896
Opened during the period	56	81
Acquired during the period	—	13
Closed during the period	(20)	(10)

Open at end of the period	1,016	980

  Puritan's Pride

        Net sales for Puritan's Pride increased $3,493, or 1.4%, to $250,224 in fiscal 2014 from $246,731 in fiscal 2013. The total number of orders increased approximately 7% and the average order size declined 5% for fiscal 2014 as compared to fiscal 2013. Online orders comprised 72% of this segment's net sales for fiscal 2014 as compared to 70% for fiscal 2013.

        This segment continues to vary its promotional strategy throughout the fiscal year, utilizing highly promotional catalogs which are not offered in every quarter.

  Vitamin World

        Net sales for Vitamin World decreased $8,252 or 3.5%, to $225,276 in fiscal 2014 from $233,528 in fiscal 2013. Same store sales (including online sales) decreased 3% due to declines in volume which are partially attributable to a softer retail environment and lower revenue in the weight management product category due to positive media attention for certain products in this category in the prior comparable period.

        The following is a summary of Vitamin World store activity:

Vitamin World stores:	Fiscal 2014	Fiscal 2013
Open at beginning of the period	421	426
Opened during the period	18	4
Closed during the period	(25)	(9)

Open at end of the period	414	421

  Cost of Sales

        Cost of sales was as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change	% Change
Cost of Sales	$1,740,417	$1,700,909	$39,508	2.3%
Percentage of net sales	54.3%	53.8%

        The increase in cost of sales relates primarily to increased sales in our Holland & Barrett International segment. Cost of sales as a percentage of net sales increased by 0.5 percentage points as compared to the prior comparable period. This was the result of higher promotions to maintain sales, lower sales prices for our private label products, as well as costs at our facilities which were not absorbed by certain private label and contract manufacturing products due to lower demand.

  Advertising, Promotion and Catalog Expenses

        Total advertising, promotion and catalog expenses were as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change	% Change
Advertising, promotion and catalog	$202,754	$189,485	$13,269	7.0%
Percentage of net sales	6.3%	6.0%

        As a percentage of sales, advertising promotion and catalog expense has increased by 0.3 percentage points as a percentage of net sales. The increase in advertising, promotion and catalog expense is primarily due to media and website advertising in our Consumer Products Group, as we continue to increase our focus on branded products. To a lesser extent, there were increases in Puritan's Pride due to increased costs associated with internet advertising and in Holland & Barrett International in which advertising costs increased proportionate to the increase in net sales.

  Selling, General and Administrative Expenses

        Selling, general and administrative expenses ("SG&A") were as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change	% Change
Selling, general and administrative	$952,681	$910,531	$42,150	4.6%
Percentage of net sales	29.7%	28.8%

        SG&A costs for fiscal 2014 increased by $42,150, or 0.9 percentage points as a percentage of net sales compared to fiscal 2013 primarily due to increases of: $16,415 in building and occupancy costs due to additional stores and foreign currency fluctuations in Holland & Barrett International; $11,099 in payroll and payroll related costs, due to increases in salaries in Holland & Barrett International due to the increase in stores and foreign currency fluctuations partially offset by a reduction to performance based compensation; $10,918 in professional services, associated with ongoing implementation and support of our ERP system; $9,092 of additional depreciation and amortization due to the implementation of our new ERP system in the third quarter of fiscal 2013 and additional stores and the implementation of our new Point of Sale (POS) system in Holland & Barrett International in the second quarter of fiscal 2014; $5,321 in freight costs due to increased product and equipment movement between facilities as a result of the facility restructuring. These increases were partially offset by a $13,309 reduction in legal and professional expenses, primarily due to the accrual for the Glucosamine case in the prior comparable period of $12,000, of which, approximately $6,000 of that accrual was reversed in fiscal 2014, offset by other settlements in fiscal 2014.

  Income (Loss) from Operations

        Income from operations was as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change	% Change
Consumer Products Group	$177,069	$231,812	$(54,743)	(23.6)%
Holland & Barrett International	191,207	170,479	20,728	12.2%
Puritan's Pride	(141,660)	39,104	(180,764)	(462.3)%
Vitamin World	(26,975)	24,538	(51,513)	(209.9)%
Corporate	(97,049)	(136,512)	39,463	28.9%

Total	$102,592	$329,421	$(226,829)	(68.9)%

Percentage of net sales	3.2%	10.4%

        The decrease in the Consumer Products Group is primarily due to decreased net sales as a result of the continued decline in private label sales as well as a decline in the joint care and sports nutrition categories. Furthermore the Consumer Products Group experienced a slight reduction in margins relating to promotional activity due to increased competition as well as increased marketing and advertising expenses in order to maintain sales. The increase in the Holland & Barrett International segment was the result of higher sales volume, partially offset by increased advertising and SG&A costs (primarily payroll costs and building costs associated with new and acquired stores), as well as significant fluctuations in foreign currency as the U.S. dollar weakened as compared to the British pound sterling and the euro. The decrease in the Puritan's Pride segment was primarily due to the impairment of goodwill and intangible assets of $171,590 as well increased promotions and advertising costs in order to maintain sales. The decrease in the Vitamin World segment was primarily due to the impairment of goodwill and intangible assets of $35,744 as well as the decrease in net sales from same store sales and increased SG&A costs. Corporate/Manufacturing loss decreased from the prior comparable period due to the costs of $32,695 associated with the facilities restructuring in the prior year.

  Interest Expense

        Interest expense for fiscal 2014 increased as compared to fiscal 2013 due to the issuance of the additional $450,000 Holdco Notes on December 12, 2013, partially offset by the lower interest rate on the term loan B-2 due to the refinancing that took place in March 2013 and the write-off of deferred financing costs and call premium totaling $5,383 relating to the refinancing in the prior comparable period. See "Liquidity and Capital Resources" for a description of the senior secured credit facilities, the Notes and the Holdco Notes.

  Miscellaneous, net

        The components of miscellaneous, net were as follows:

	Fiscal year ended September 30,
	2014	2013	$ Change
Foreign exchange gains (losses)	$(1,994)	$(2,196)	$202
Investment income	704	1,245	(541)
Ineffectiveness on cross currency swap	966	1,611	(645)
Other	(385)	1,033	(1,418)

Total	$(709)	$1,693	$(2,402)

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

        The following table sets forth, for the periods indicated, cash balances and working capital:

	Fiscal year ended September 30,
	2015	2014 (As revised)	2013 (As revised)
Cash and cash equivalents	$303,721	$139,503	$198,589
Working capital (including cash and cash equivalents)	$886,236	$810,235	$717,781

        The increase in working capital of $76,001 at September 30, 2015 as compared to September 30, 2014 was primarily due to increases in cash, offset by increases in accounts payable and accrued expenses due to the timing of payments and the increase in current portion of long-term debt due to the excess cash flow payment as required by our debt agreement. The increase in cash and cash equivalents of $164,218 at September 30, 2015 as compared to September 30, 2014 was primarily due to income from operations as well as proceeds received for a sale lease-back within the Holland & Barrett International segment.

        The increase in working capital of $92,454 at September 30, 2014 as compared to September 30, 2013 was primarily due to increases in inventory to achieve higher order fulfillment rates, partially offset by a decrease in accounts payable due to the timing of payments. The decrease in cash and cash equivalents of $59,086 at September 30, 2014 as compared to September 30, 2013 was primarily due to net cash used in operations, primarily for inventory, and purchases of property, plant and equipment.

        We monitor current and anticipated future levels of cash and cash equivalents in relation to anticipated operating, investing and financing requirements. As of September 30, 2015, cash and cash equivalents of $137,563 was held by our foreign subsidiaries which would generally be subject to U.S. income taxes upon repatriation to the United States. We generally repatriate all earnings from our foreign subsidiaries where permitted under local law. However, during fiscal 2015 and 2013 we permanently reinvested approximately $130,000, and $27,000, respectively of our foreign earnings outside of the United States.

        At September 30, 2015, we had $241,547 of undistributed international earnings on which we have not provided any U.S. tax expense as we intend to permanently reinvest these earnings outside of the U.S. If these earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

        The following table sets forth, for the periods indicated, net cash flows provided by (used in) operating, investing and financing activities and other operating measures:

	Fiscal year ended September 30,
	2015	2014	2013
Cash flow provided by operating activities	$213,779	$46,818	$288,715
Cash flow used in investing activities	$(90,544)	$(98,019)	$(204,145)
Cash flow provided by (used in) financing activities	$50,042	$(4,528)	$(202,027)
Total inventory turnover	2.1	2.1	2.4
Finished goods inventory turnover (excluding bulk)	3.8	4.1	4.4
Days sales outstanding in accounts receivable	38	36	34

        We finance our business to provide adequate funding for at least 12 months. Funding requirements are based on forecasted profitability and working capital needs, which, on occasion, may change. Consequently, we may change our funding structure to reflect any new requirements.

        Net cash provided by operating activities of $213,779 during fiscal 2015 was attributable to income earned from operations after adjusting for the impairment charge in our Vitamin World segment and increased depreciation in Corporate / Manufacturing due to the sale of our bar plant assets and increases in accounts payable and other liabilities due to timing of payments, partially offset by increases in inventory to maintain satisfactory customer fulfillment rates and accounts receivable due to timing of collections. During fiscal 2015, net cash used in investing activities consisted of purchases of property, plant and equipment, partially offset by cash received from the sale of certain facilities. During fiscal 2015, net cash provided by financing activities related to proceeds received for a sale lease-back within the Holland & Barrett International segment.

        Net cash provided by operating activities of $46,818 during fiscal 2014 was attributable to income earned from operations after adjusting for the impairment charge in our Puritan's Pride and Vitamin World segments offset by increases in inventory to maintain satisfactory customer fulfillment rates. During fiscal 2014, net cash used in investing activities consisted of purchases of property, plant and equipment, partially offset by cash received from the sale of certain facilities. During fiscal 2014, net cash used in financing activities related to dividends paid to shareholders and payments for financing fees related to the Holdco Notes, partially offset by proceeds from borrowings under the Holdco Notes.

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

        We expect our fiscal 2016 capital expenditures to be higher than fiscal 2015 as a result of the additional investment in our new stores in Holland & Barrett International and our ERP systems.

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

        NBTY must make prepayments on the term loan B-2 facility with the net cash proceeds of asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under its senior secured credit facilities unless specifically incurred to refinance a portion of its senior secured credit facilities) and 50% of excess cash flow (such percentage subject to reduction based on achievement of specified total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. For the fiscal year ended September 30, 2015, an excess cash flow payment of $33,498 is required. This computation of the excess cash flow payment gives effect to approximately $58,000 held in escrow for a pending acquisition. NBTY is also required to make prepayments under its revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

        In addition, the credit agreement requires the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility (including swingline loans and letters of credit). All other financial covenants required by the senior secured credit facilities were removed as part of the First Refinancing. As of September 30, 2015, NBTY was in compliance with all covenants under the agreement.

        As of September 30, 2015 there were no borrowings drawn from NBTY's $175,000 revolving credit facility and there was a letter of credit totaling $6,100, reducing the net availability to $168,900.

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

        On December 10, 2013, the requisite holders of the original Holdco Notes consented to the Proposed Amendments and Holdings entered into the First Supplemental Indenture to the indenture governing the Holdco Notes. The First Supplemental Indenture became operative upon the payment of the consent fee by Holdings to the paying agent on behalf of the holders of the original Holdco Notes, which was paid concurrently with the closing of the offering of the additional Holdco Notes.

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

        As described above, Holdings' ability to pay PIK Interest depends on the calculation of the Applicable Amount regardless of the availability of cash at Holdings. All interest payments made to date have been in cash. As of September 30, 2015, NBTY currently anticipates that it will have sufficient restricted payment capacity to enable Holdings to pay cash interest on the Holdco Notes for the current interest period; however, this may change as a result of a variety of factors. To the extent Holdings makes such interest payments in cash, NBTY will be required to provide the necessary funding.

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

        The computation of NBTY's senior secured leverage ratio is as follows:

		Fiscal 2015	Fiscal 2014	Fiscal 2013
Senior secured debt		$1,507,500	$1,507,500	$1,507,500
Less up to $150,000 unrestricted cash balance		(150,000)	(132,161)	(150,000)

	(a)	$1,357,500	$1,375,339	$1,357,500

Consolidated EBITDA (four consecutive quarters)	(b)	$505,568	$486,538	$536,183

Senior Secured Leverage Ratio	(a /b)	2.69x	2.83x	2.53x
Maximum Allowed (per the senior secured credit facilities to the extent then applicable)		3.75x	4.00x	4.25x

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the four consecutive quarters ended September 30, 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net (loss) income	$(27,161)	$(94,673)	$99,448
Interest expense	217,325	213,043	191,280
Income tax provision (benefit)	30,104	(16,487)	40,386
Depreciation and amortization	135,406	106,557	110,636

EBITDA	355,674	208,440	441,750
Severance costs(a)	19,251	7,078	22,235
Stock-based compensation(b)	2,844	4,088	1,982
Management fee(c)	3,000	3,000	3,000
Inventory fair value adjustment(d)	—	—	2,417
Consulting Fees(e)	30,121	23,611	26,826
Impariments and disposals(f)	67,668	214,683	2,195
Other items(g)	39,716	17,312	41,189
Proforma cost savings(h)	51,950	35,133	61,300
Limitation on certain EBITDA adjustments(i)	(64,845)	(26,849)	(67,089)

Consolidated EBITDA(1)	$505,379	$486,496	$535,805

Consolidated EBITDA differences between Holdings and NBTY(j)	189	42	378

NBTY's Consolidated EBITDA	$505,568	$486,538	$536,183

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

(f)
Reflects the impairment of certain assets, including the impairment of goodwill and intangible assets of $55,000 relating to our Vitamin World segment in fiscal 2015 and $207,334 relating to our Puritan's Pride and Vitamin World segments in fiscal 2014.

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

Contractual Obligations

        A summary of contractual cash obligations as of September 30, 2015 is as follows:

	Payments Due By Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Long-term debt, excluding interest	$3,149,709	$34,496	$2,431,099	$641,977	$42,137
Interest	470,357	191,975	258,159	2,593	17,630
Operating leases	783,102	126,494	207,303	164,513	284,792
Management fee	15,000	3,000	6,000	6,000	—
Purchase commitments	273,734	273,734	—	—	—
Employment and consulting agreements	5,542	1,575	2,800	1,167	—

Total contractual cash obligations	$4,697,444	$631,274	$2,905,361	$816,250	$344,559

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

        We conduct retail operations under operating leases, which generally have lease terms between 5 and 15 years, with the longest lease term expiring in 2034. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent rent based upon sales plus certain tax and maintenance costs. At September 30, 2015, we had $783,102 in future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or noncancelable lease terms in excess of one year. Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other leases that have initial or non-cancelable lease terms in excess of one year are noted in the above table.

        A management fee of $3,000 per year is paid to Carlyle. For the purposes of the above table, a term of five years was assumed. See Item 13. Certain Relationships and Related Party Transactions, and Director Independence—Consulting Agreement—Carlyle.

        During fiscal 2015, no one supplier individually represented greater than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations. We were committed to make future purchases for inventory related items, such as raw materials and finished goods, under various purchase arrangements, with fixed price provisions as well as open capital commitments, primarily related to leasehold improvements, manufacturing equipment, computer hardware and software aggregating $273,734 at September 30, 2015. Generally, most of our purchase commitments are cancelable at our discretion until the order has been shipped, but require repayment of all expenses incurred through the date of cancellation.

        At September 30, 2015, we had a liability of $5,228 for unrecognized tax benefits, the recognition of which would have an effect of $3,760 on income tax expense and the effective income tax rate. We do not believe that the amount will change significantly in the next 12 months. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Foreign Currency

        Approximately 36%, 35% and 32% of our net sales for fiscal 2015, 2014 and 2013, respectively, were denominated in currencies other than U.S. dollars, principally British pounds sterling and to a lesser extent euros, Canadian dollars and Chinese renminbi. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on us, as this would result in a decrease in our consolidated operating results.

        Our foreign subsidiaries accounted for the following percentages of assets and total liabilities as of September 30, 2015 and 2014:

	2015	2014
Total assets	29%	28%
Total liabilities	6%	5%

        In preparing the consolidated financial statements, the financial statements of the foreign subsidiaries are translated from the functional currency, generally the local currency, into U.S. dollars. This process results in exchange rate gains and losses, which are included as a separate component of stockholders' equity under the caption "Accumulated other comprehensive income (loss)."

        During fiscal 2015, 2014 and 2013, translation (losses)/gains of $81,221, ($18,800) and $607, respectively, were included in determining other comprehensive income. Accordingly, cumulative translation gains (losses) of approximately ($109,704) and ($28,481) were included as part of accumulated other comprehensive income (loss) within the consolidated balance sheet at September 30, 2015 and 2014, respectively.

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

        Net sales denominated in foreign currencies were approximately $1,147,579, or 36% of total net sales, for fiscal 2015. A majority of our foreign currency exposure is denominated in the British pound sterling, euro, Canadian dollars and the Chinese renminbi. For fiscal 2015, as compared to the prior comparable period the following currencies fluctuated against the U.S. dollar as follows: the British pound sterling decreased 6.7%; the euro decreased 15.3%; the Canadian dollar decreased 11.6%; and the renminbi decreased 0.5%. The combined effect of the changes in these currency rates resulted in a decrease of $103,789 in net sales and a decrease of $19,502 in operating income.

        Additionally, NBTY's senior secured credit facilities are subject to market conditions, whereby interest rates will fluctuate based on the Eurodollar LIBOR, as defined in the related agreement. Assuming NBTY's senior secured credit facilities are fully drawn, each one quarter percentage point increase or decrease, above the interest rate floor, in the applicable interest rates would correspondingly change our interest expense on our senior secured credit facilities by approximately $4,200 per year.

Item 8.    Financial Statements and Supplemental Data

        See the "Index to Consolidated Financial Statements" included in this Report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer ("CEO") and principal financial officer ("CFO"), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our CEO and CFO, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Our CEO and CFO concluded that the design and operation of our disclosure controls and procedures were not effective as of September 30, 2015 due to the material weaknesses in internal control over financial reporting, which were determined to exist as of September 30, 2015, as described below.

Internal Control Over Financial Reporting

Management's Annual Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our CEO and CFO, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles ("GAAP").

        Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, our management, under the supervision and with the participation of our CEO and CFO, concluded that, as of September 30, 2015, our internal control over financial reporting was not effective based on those criteria due to the material weaknesses described below.

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

  •
  The Company did not design and maintain effective internal controls over the evaluation of individually immaterial out of period adjustments. Specifically, the Company did not adjust the precision of its internal controls after making immaterial out of period adjustments and consider that these adjustments would be evaluated together with other adjustments in the aggregate when considering whether the financial statements, including substantially all account balances and disclosures, are stated fairly in all material respects and whether internal control over financial reporting is effective.

        With respect to the second material weakness, the Company had recorded and disclosed two out of period adjustments related to changes to our accounting policy conventions during the first nine months of 2015, the individual and aggregate impact of which were at the time immaterial to the financial statements. However, the aggregate impact of these out of period adjustments and the error in our calculation of accelerated depreciation in connection with our triggering event analysis identified in the fourth quarter of 2015, resulted in a restatement of the Company's financial statements for the three and nine month fiscal periods ended June 30, 2015. The material weaknesses did not result in a material misstatement to our audited financial statements for the fiscal year ended September 30, 2014, or any of the interim financial statements for the quarters included therein, or to our financial statements for the three month period ended December 31, 2014, and the three and six months ended March 31, 2015. The control deficiencies could result in further misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected in a timely manner.

        The effectiveness of our internal control over financial reporting as of September 30, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1.

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

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The following table sets forth the names and ages of members of our Board of Directors (the "Board" or "Directors") and executive officers and the positions they held with us as of November 17, 2015, each of whom serves an indefinite term until his or her successor has been appointed and qualified.

Name	Age	Position
Sandra J. Horbach	55	Chairman of the Board
Susan Arnold	61	Director
David Bernauer	71	Director
Marco De Benedetti	53	Director
Robert Essner	68	Director
Allan Holt	63	Director
Elliot Wagner	39	Director
Steven Cahillane	50	Director, Chief Executive Officer and President
Dipak Golechha	41	Chief Financial Officer
Harvey Kamil	71	Vice Chairman
Brian Wynne	51	President—NBTY Americas
Joseph Looney	58	Chief Accounting Officer, Vice President—Finance
Christopher Brennan	44	Senior Vice President—General Counsel, Chief Compliance Officer and Corporate Secretary
Karla Packer	56	Senior Vice President—Human Resources
Bernard O'Keefe	62	Chief Supply Chain Officer

Sandra J. Horbach

        Sandra J. Horbach has served as a member of our Board since October 2010 and Chairman of the Board since May 2011. She is a Managing Director of The Carlyle Group, where she focuses on U.S. buyout investment opportunities in the consumer and retail industries and serves as head of the Global Consumer and Retail team. She currently serves on the Board of Directors of Acosta, Inc., Dunkin' Brands, CVC Brasil Operadora e Agencia de Viagens S.A. and Vogue International. Ms. Horbach is a member of the Board of Trustees at Rockefeller University and the Investment Committee at Rockefeller University, and is Chairman of the Stanford Business School Advisory Council. Before joining Carlyle, Ms. Horbach spent 18 years at Forstmann Little, a private investment firm. She also spent two years in the mergers and acquisition department of Morgan Stanley. Ms. Horbach received her Master's in Business Administration from the Stanford University Graduate School of Business and her Bachelor of Arts from Wellesley College. This experience, in particular her extensive experience in the retail and consumer industries, and her experience on other boards, led to the conclusion that Ms. Horbach should serve as a Director.

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

David Bernauer

        David Bernauer has served as a member of our Board since February 2011. He is the retired Chairman and Chief Executive Officer of Walgreen Co. He previously served as Chairman of Walgreen from July 2006 until July 2007. From 2003 until July 2006, Mr. Bernauer served as Chairman and Chief Executive Officer of Walgreen. From 2002 to 2003, he served as President and Chief Executive Officer of Walgreen; from 1999 to 2002 as President and Chief Operating Officer of Walgreen; and he has served in various management positions, with increasing areas of responsibility at Walgreen since 1966. Currently, he also is a director of Lowe's Companies, Inc. Mr. Bernauer also served on the Board of Office Depot, Inc. from 2004 to April 2011. This experience, including his prior executive and other leadership roles at a major national retailer, led to the conclusion that Mr. Bernauer should serve as a Director.

Marco De Benedetti

        Marco De Benedetti has served as a member of our Board since October 2010. He is a Partner and Managing Director of The Carlyle Group and Co-Head of its Europe buyout team. He is based in Milan, Italy. Mr. De Benedetti serves on the Board of Directors of Cofide S.p.A (since 1994), CIR S.p.A. (since 2014), Moncler (since 2008), Commscope (since 2010), Twin-Set Simona Barbieri (since 2012), Marelli Motori S.p.A. (since 2013) and Sematic S.p.A (since 2015), as well as Save the Children Italia. Before joining Carlyle, Mr. De Benedetti was the Chief Executive Officer of Telecom Italia. Mr. De Benedetti was the Chief Executive Officer of Telecom Italia Mobile from 1999 until its merger with Telecom Italia. Previously, Mr. De Benedetti was the Chairman of Infostrada, the main alternative fixed-line carrier for voice services and internet access in Italy, and Chief Executive Officer of Olivetti Telemedia, the telecommunications and multimedia business of the Olivetti Group. Between 1987 and 1989, Mr. De Benedetti worked for Wasserstein, Perrella & Co. in New York. In 1990, he joined the Olivetti Group as Assistant to the Chief Executive Officer of Olivetti Systems and Networks, and he was later appointed as Group Director of Marketing and Services. In 1992, he was appointed General Manager of Olivetti Portugal. Mr. De Benedetti received his Bachelor's degree in history and economics from Wesleyan University and his Masters in Business Administration from the Wharton School at the University of Pennsylvania. This experience, in particular his extensive executive and business management experience, led to the conclusion that Mr. De Benedetti should serve as a Director.

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

Allan Holt

        Allan Holt has served as a member of our Board since October 2010. Mr. Holt, a Partner and Managing Director of The Carlyle Group, is currently a Co-head of its US Buyout group. Mr. Holt is a graduate of Rutgers University and received his Masters in Business Administration from the University of California, Berkeley. He serves on the boards of directors of Ortho-Clinical Diagnostics and SS&C Technologies, Inc., and the boards of managers of HCR ManorCare, LLC and HCRMC Operations, LLC. He is also an Executive Committee member of the United States Holocaust Memorial Council and serves on the board of advisors or directors of the non-profit DC Greens, The Hillside Foundation and the Smithsonian National Air and Space Museum. Mr. Holt's prior board service includes the boards of directors of HD Supply, Inc., Sequa Corporation, Vought Aircraft Industries, Inc., Booz Allen Hamilton Holding Corporation and Axalta Coating Systems Ltd. This experience and his extensive knowledge of finance led to the conclusion that Mr. Holt should serve as a Director.

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

Harvey Kamil

        Harvey Kamil was the President of NBTY from 2002 and Chief Financial Officer from 1982, when he joined our company. Effective June 13, 2011, Mr. Kamil stepped down as President and Chief Financial Officer of NBTY and became Holdings' and NBTY's Vice Chairman. Mr. Kamil taught as an adjunct associate professor at Suffolk County Community College for thirteen years. He is the Chairman of the Board of Directors of the Council for Responsible Nutrition and serves on the Board of Directors of the Natural Products Association. Presently, he is a member of the Dean's Advisory Council of the Zicklin School of Business of Baruch College and a member of the NY State Regional Economic Development Council for Long Island. Mr. Kamil received his Bachelor of Business Administration and Masters in Business Administration from the Baruch School of Business, City University of New York, and is a Certified Public Accountant and Certified Management Accountant.

Brian Wynne

        Brian Wynne has served as President—NBTY Americas since January 2015. Prior to joining our company, Mr. Wynne served as Senior Vice President Strategy, Franchise Relations & Transformation for Coca-Cola North America Group from January 2013 to December 2014 and President of The Coca-Cola Company's North American Still Beverages Unit from October 2010 to December 2012. Prior to this Mr. Wynne held a wide variety of roles in general management, sales, operations, marketing and human resources for various Coca Cola operating groups from 1988 to 2010. Mr. Wynne received his bachelor's degree from Villanova University and also has received Management Certificates from Kellogg School of Management, Northwestern University; Columbia University and the University of Michigan.

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

Director Independence and Selection

        Following the Merger, NBTY's equity securities are owned by Holdings; certain investment funds affiliated with Carlyle own substantially all the outstanding equity of Holdings. As of November 17, 2015, our Board of Directors consisted of Steven Cahillane and seven persons associated with and appointed by Carlyle. Our Board has not made a formal determination as to whether each director is "independent" because we have no equity securities listed for trading on a national securities exchange. Because of their relationships with Carlyle or with us, however, we do not believe that any of our directors would be considered independent under the NYSE's definition of independence.

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

 PART III

Item 11.    Executive Compensation

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis (this "CD&A") describes the principles underlying our compensation policy for fiscal 2015 with respect to the individuals listed below and in the "Summary Compensation Table", whom we call our "named executive officers".

      Steven Cahillane, Chief Executive Officer and President
      Dipak Golechha, Chief Financial Officer
      Brian Wynne, President—NBTY Americas (effective January 1, 2015)
      Bernard O'Keefe, Chief Supply Chain Officer
      Christopher Brennan, Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary

Overview; Compensation Philosophy and Objectives

        During fiscal 2015, the boards of directors of NBTY and Holdings, and the compensation committees of NBTY and Holdings, each comprised of the same individuals (collectively, the "Compensation Committee" or the "Committee"), oversaw our executive compensation program. The Committee designed an executive compensation program to achieve the following goals:

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

Executive Compensation Determinations for Fiscal 2015

        During fiscal 2015, total compensation for some or all of our named executive officers consisted of the following components, each discussed in more detail below:

  •
  base salary,

  •
  annual cash bonuses,

  •
  long-term incentive (equity) compensation,

  •
  retirement plans, and

  •
  perquisites.

Role of CEO in Compensation Determinations

        Our Compensation Committee determines the nature and amount of all compensation for our executive officers. Our CEO typically provides recommendations to our Compensation Committee with respect to all elements of compensation for the named executed officers, except himself, and for the other executives that report to him. Our CEO attends Compensation Committee meetings, except those that address his own compensation. Historically, the Compensation Committee has given substantial weight to our CEO's recommendations, insights and observations. However, the Compensation Committee may modify or reject any of our CEO's recommendations.

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

        Company Performance.    In evaluating performance, the Compensation Committee considered our overall financial and operating performance during the period, as well as our achievement of strategic and tactical goals. In fiscal 2015, the Committee principally assessed company performance based on earnings before interest, tax, depreciation and amortization, or "EBITDA", adjusted for non-recurring and extraordinary items ("Adjusted EBITDA"). The Compensation Committee believes that Adjusted EBITDA is a useful performance metric for a portfolio company, and correlates closely with financial success and growth in equity value.

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

Base Salary

        We believe we must offer competitive base salaries to attract and retain high-quality executives who provide our primary stockholder and other stakeholders with increased value. Base salaries provide executives with a fixed level of income security, offering stability and predictability. Our executives understand that our entrepreneurial atmosphere and need for performance accountability place their employment, and not their income alone, at risk. Base salaries with our named executive officers are initially established based on an arm's-length negotiation. We consider base salary adjustments, if any, annually, and we determine these adjustments based upon individual performance, assumption of new responsibilities, employee retention efforts, our annual salary budget guidelines, and other factors that the Compensation Committee considers relevant, such as compensation packages that competitively-sized (based on revenue) companies offer their executives. Larger annual increases may be made to higher performers and key contributors, if the overall increases are within our budgeted guidelines. The actual base salaries paid to all of our named executive officers during fiscal 2015 are set forth in the "Summary Compensation Table" below.

        The Compensation Committee determined that the level of base salaries was appropriate for the named executive officers and there were no base salary increases for our named executive officers in fiscal 2015. Mr. Wynne joined our company in 2015 and his initial base salary was determined as a result of an arm's-length negotiation.

Incentive Compensation; Annual Cash Bonuses

        We believe that annual cash bonuses reward our executives on a short-term basis for their individual performance and contributions to our overall performance and motivate them to advance our goals on a year-over-year basis. Our employment agreements with Messrs. Cahillane, Golechha, Wynne, O'Keefe and Brennan provide for a targeted annual cash bonus of 100%, 75%, 75%, 65% and 50% of annual base salary, respectively. Because Mr. Wynne joined our company in 2015, his 2015 cash bonus will be pro-rated based on 9 months worked during the fiscal year. In each case, the Compensation Committee may adjust the cash bonus amount to reflect the executive's performance.

        Under the terms of the annual bonus plan, results of at least 93.5% of the Adjusted EBITDA performance target must be achieved in order for executives to earn 50.0% of their targeted award. Achievement of 100% of the Adjusted EBITDA performance target results in an award of 100% of the targeted award. Achievement of at least 106.5% of the Adjusted EBITDA performance target results in an award of 200% of the targeted award. Performance for levels achieved between threshold, target and maximum are linearly interpolated. Once the achievement of the Adjusted EBITDA performance target has been determined, the Compensation Committee makes a subjective assessment of personal performance for each officer, and may adjust the award upward or downward based upon that assessment. In addition, incentive amounts paid under the performance-based programs may be adjusted by the Compensation Committee to account for extraordinary transactions.

        For fiscal 2015, we achieved $518 million, or 96.8%, of the Adjusted EBITDA performance target of $535 million. Accordingly, before factoring in the achievement of personal objectives, the executive officers achieved 78.7% of the target award. The Compensation Committee then considered the personal objectives of each participant and exercised its discretion to adjust the final incentive award payments based on net sales performance, network optimization and sourcing efforts, customer service and cost expenditures.

        Based on the criteria discussed above, for fiscal 2015 Messrs. Cahillane, Golechha, Wynne, O'Keefe and Brennan were awarded cash bonuses of $641,835; $311,479; $267,903; $252,083 and $176,505, respectively. In fiscal 2015, Mr. Wynne also received a one-time lump-sum sign-on bonus payment of $1,000,000, subject to repayment if his employment is terminated by us for "cause" or by Mr. Wynne without "good reason" (each, as defined in his employment agreement) prior to January 1, 2016.

Incentive Compensation; Long-Term Compensation

        In 2011, we implemented an equity compensation program to provide our management team an opportunity to develop an ownership stake in Holdings. Because we are now owned, through Holdings, by certain private equity investment funds affiliated with Carlyle, the Compensation Committee has concluded that equity awards generally will be granted based on target levels covering a multi-year period, without an expectation that an executive will receive successive annual grants. This approach more closely aligns the interests of the executive with the long-term investment horizon of our primary stockholder.

        The Compensation Committee reserves the right to grant equity awards from time-to-time, in its discretion, to maintain the competitiveness of our compensation program and to provide incentives to high performance and long-term service by our executives. The Compensation Committee granted stock options to Messrs. Cahillane, Golechha and Wynne in fiscal 2015 in connection with their joining our company. Mr. O'Keefe was granted a stock option upon his joining our company in September 2012. Mr. Brennan was granted a stock option upon his joining our company in May 2012. The time-based portion of these awards typically vests in equal increments over five years, subject to continued employment, whereas the performance-based portion vests only upon the occurrence of a liquidity event and the achievement of pre-determined internal rate of return performance criteria, also typically subject to continued employment.

Retirement Plans

        During fiscal 2015, our executive officers (including our named executive officers) participated in the same retirement plans on the same terms as provided to most of our associates. The plan is known as The NBTY Retirement Plan (the "Plan") and consists of both a 401(k) and a profit sharing component. During fiscal 2015, we did not make a profit-sharing contribution for the 2014 plan year. We intend to make a contribution to the Plan during fiscal 2016 for the 2015 plan year based on the company's improved performance. The profit-sharing and 401(k) matching contributions are subject to certain limits under the Internal Revenue Code and represent relatively small components of an executive's compensation. Profit-sharing contributions, if any, will be allocated among participants who completed at least 1,000 hours of service in the plan year and who were employed on the last day of the plan year, based upon their relative compensation for the year. Under the terms of the Plan, we provide a matching contribution of up to 4% of the eligible compensation of each participant who has met the eligibility requirements and defers salary into the Plan.

Perquisites and Other Benefits

        During fiscal 2015, we provided a limited number of perquisites to our named executive officers as listed under "All Other Compensation" in the Summary Compensation Table. We do not consider perquisites to be a principal component of our executives' compensation and we believe that these benefits are reasonable and competitive with benefits and perquisites provided to executive officers of similarly-sized companies. We also offer certain benefits to substantially all employees, including our named executive officers. These include health and welfare benefits, disability and life insurance, education and tuition reimbursement and an employee assistance program.

Severance and Change in Control Benefits

        As more fully described below in the sections titled "Employment Agreements" and "Potential Payments upon Termination or Change in Control", in fiscal 2015 Messrs. Cahillane, Golechha, Wynne, O'Keefe and Brennan were parties to employment agreements that each provide for certain payments and benefits upon a qualifying termination of employment, including salary continuation and a pro-rated bonus for the fiscal year of termination. In addition, our named executive officers may be eligible to receive acceleration of certain unvested equity awards in connection with a qualifying termination of employment or qualifying corporate event involving our company.

        We believe that such severance and change in control benefits are reasonable and competitive with such benefits provided to executive officers of similarly-sized companies and are necessary to sustain a fully competitive executive compensation program.

Employment Agreements

Employment Agreement with Steven Cahillane

        NBTY and Holdings entered into an employment agreement, dated August 18, 2014, with Steven Cahillane under which Mr. Cahillane serves as Chief Executive Officer and President of Holdings and NBTY, as well as a member of the board of directors of each of Holdings and NBTY. The agreement has an initial five-year term, beginning on September 8, 2014, and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Cahillane's initial annual base salary is $850,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Cahillane is eligible to receive an annual performance-based bonus targeted at 100% of his annual base salary, subject to adjustments between the range of 50% and 200% of such target for under- or over-performance, as determined by the Compensation Committee. In addition, pursuant to his employment agreement, Mr. Cahillane was granted a stock option award to purchase 50,000 shares of common stock of Holdings at an exercise price equal to the stock's fair market value on the grant date, which grant will be subject to certain time and performance-based vesting provisions. Mr. Cahillane is also entitled to the reimbursement of reasonable moving expenses incurred in connection with his relocation to Long Island, New York.

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

Employment Agreement with Dipak Golechha

        NBTY and Holdings entered into an employment agreement, dated August 14, 2014, with Dipak Golechha under which Mr. Golechha serves as Chief Financial Officer of Holdings and NBTY. The agreement has an initial five-year term, beginning on August 25, 2014, and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Golechha's initial annual base salary is $550,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Golechha is eligible to receive an annual performance-based bonus targeted at 75% of his annual base salary, subject to adjustments between the range of 50% and 200% of such target for under- or over-performance, as determined by the Compensation Committee. In addition, pursuant to his employment agreement, Mr. Golechha was granted a stock option award to purchase 10,000 shares of common stock of Holdings at an exercise price equal to the stock's fair market value on the grant date, which grant shall be subject to certain time and performance-based vesting provisions. Mr. Golechha is also entitled to the reimbursement of reasonable moving expenses incurred in connection with his relocation to Long Island, New York.

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

Employment Agreement with Brian Wynne

        NBTY and Holdings entered into an employment agreement, dated December 5, 2014, with Brian Wynne under which Mr. Wynne serves as President—NBTY Americas. The agreement has an initial five-year term, beginning on January 1, 2015, and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Wynne's initial annual base salary is $550,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Wynne is eligible to receive an annual performance-based bonus targeted at 75% of his annual base salary, subject to adjustments between the range of 50% and 200% of such target for under- or over-performance, as determined by the Compensation Committee. Mr. Wynne also received a one-time lump-sum sign-on bonus payment of $1,000,000, subject to repayment if his employment is terminated by us for "cause" or by Mr. Wynne without "good reason" prior to January 1, 2016. In addition, pursuant to his employment agreement, Mr. Wynne was granted a stock option award to purchase 8,500 shares of common stock of Holdings at an exercise price equal to the stock's fair market value on the grant date, which grant shall be subject to certain time and performance-based vesting provisions. Mr. Wynne is also entitled to reimbursement of reasonable moving expenses incurred in connection with his relocation to Long Island, New York, as well as a $3,000 per month housing allowance for renting a residence in Long Island, New York.

        The employment agreement provides that if Mr. Wynne's employment is terminated by us without "cause" or by Mr. Wynne with "good reason" (each, as defined in his employment agreement), or due to non-extension of the term by NBTY and Holdings, then, subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination, and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable fiscal year. The employment agreement contains customary confidentiality provisions, and non-solicitation and non-competition terms applicable to Mr. Wynne that survive for a period of one year following the termination of his employment with NBTY and Holdings.

Employment Agreement with Bernard O'Keefe

        NBTY and Holdings entered into an employment agreement, dated August 14, 2012, with Bernard O'Keefe under which Mr. O'Keefe serves as Chief Supply Chain Officer of Holdings and NBTY. The agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. O'Keefe's initial annual base salary is $480,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. O'Keefe also is eligible to receive a performance-based bonus targeted at 65% of his annual base salary, subject to adjustments between the range of 50% and 200% of such target for under- or over-performance, as determined by the Compensation Committee. In addition, under the employment agreement, to maintain a local residence, Mr. O'Keefe is entitled to the reimbursement of up to $3,000 in rent plus utilities each month for the duration of his agreement.

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

Employment Agreement with Christopher Brennan

        NBTY and Holdings entered into an employment agreement, dated March 2, 2012, with Christopher Brennan under which Mr. Brennan currently serves as Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary. The agreement has an initial five-year term and provides for successive one-year renewals at the expiration of each term, unless prior written notice of non-renewal by any party is provided 60 days in advance. Under the employment agreement, Mr. Brennan's initial annual base salary is $425,000. His base salary may be increased but not decreased upon periodic review by the Compensation Committee. Mr. Brennan also is eligible to receive a performance-based bonus targeted at 50% of his annual base salary, subject to adjustments between the range of 50% and 200% of such target for under- or over-performance, as determined by the Compensation Committee.

        The employment agreement provides that if Mr. Brennan's employment is terminated by us without "cause" or by Mr. Brennan with "good reason" (each, as defined in his employment agreement), or due to non-extension of the term by NBTY and Holdings, then, subject to his timely execution and non-revocation of a release, he will be entitled to receive an amount equal to his annual base salary, payable over the one-year period following his employment termination, and a pro-rata bonus for the fiscal year in which the termination occurs if his employment termination occurs after April 1st of the applicable fiscal year. The employment agreement contains customary confidentiality provisions, and non-solicitation and non-competition terms applicable to Mr. Brennan that survive for a period of 18 months following the termination of his employment with NBTY and Holdings.

        For a discussion of amounts payable to each of our named executive officers if his employment were terminated, or if a change in control occurred, as of the end of our most recent fiscal year, see "Potential Payments upon Termination or Change in Control" below.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code

        Generally, Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") , or Section 162(m), disallows a tax deduction for any publicly-held corporation for individual compensation exceeding $1.0 million in any taxable year to its chief executive officer and each of its three other most highly compensated executive officers, other than its chief financial officer, unless compensation qualifies as "performance-based compensation" within the meaning of the Internal Revenue Code. We are not currently subject to the deduction limits of Section 162(m) and as a result we do not take Section 162(m) into consideration in setting compensation.

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

        Parachute payments are compensation that is linked to or triggered by a change in control and may include, but are not limited to, bonus payments, severance payments, certain fringe benefits, and payments and acceleration of vesting from awards granted under long-term incentive plans, including stock options and other equity-based compensation. Excess parachute payments are parachute payments that exceed a threshold determined under Section 280G based on the executive's prior compensation. In approving the compensation arrangements for our named executive officers in the future, the Committee will consider all elements of the cost to us of providing such compensation, including the potential impact of Section 280G. However, the Committee may, in its judgment, authorize compensation arrangements that could give rise to loss of deductibility under Section 280G and the imposition of excise taxes under Section 4999 when it believes that such arrangements are appropriate to attract and retain executive talent.

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

By the Company's Compensation Committee /s/ Sandra J. Horbach /s/ Marco De Benedetti

Compensation Committee Interlocks and Insider Participation

        As of September 30, 2015, the Compensation Committee consisted of Sandra J. Horbach and Marco De Benedetti. No member of the Compensation Committee had a relationship during fiscal 2015 requiring disclosure under Item 404 of Regulation S-K.

        During fiscal 2015, none of our executive officers served as a member of the board or compensation committee of any other company that has one or more executive officers serving as a member of our Board or Compensation Committee.

Summary Compensation Table

        The following table sets forth information concerning total compensation earned by or paid to our named executive officers for service in fiscal 2015, 2014 and 2013. Messrs. Cahillane's and Golechha's total compensation is only shown for fiscal 2014 and 2015 because they were hired as executive officers of our company in fiscal 2014. Mr. Wynne's total compensation is only shown for fiscal 2015 because he was hired as an executive officer of our company in fiscal 2015. Mr. Brennan's compensation is only shown for fiscal 2015 as he was not a named executive officer in previous years.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)(4)	Total ($)
Steven Cahillane	2015	850,000	—	4,965,100	641,835	139,626	6,596,561
Chief Executive Officer and President	2014	32,692	—	—	—	26,407	59,099
Dipak Golechha	2015	550,000	—	993,020	311,479	82,443	1,936,942
Chief Financial Officer	2014	42,308	—	—	—	70,568	112,876
Brian Wynne	2015	395,577	1,000,000	828,087	267,903	57,517	2,549,084
President—NBTY Americas
Bernard O'Keefe	2015	480,000	—	—	252,083	73,809	805,892
Chief Supply Chain Officer	2014	480,000	—	—	—	71,010	551,010
	2013	480,000	—	—	234,000	48,642	762,642
Christopher Brennan	2015	425,000	—	—	176,505	28,818	630,323
Senior Vice President, General Counsel
and Chief Compliance Officer

(1)
For Mr. Wynne, amount represents his base salary for the partial-year of service with us in fiscal 2015.

(2)
Amount represents Mr. Wynne's sign-on bonus payment of $1,000,000 paid to him at the time of his hire in fiscal 2015, which is subject to repayment if Mr. Wynne's employment is terminated by us under certain circumstances prior to January 1, 2016.

(3)
Amounts shown represent the grant date fair value of stock option awards made during fiscal 2015. We calculated this fair value based on a Monte Carlo simulation option pricing model, determined in accordance with GAAP based on the assumptions described in Note 13 to our consolidated financial statements included in this Report. With respect to the performance-based options, the fair value is based on the probable outcome with respect to performance, which assumes Carlyle realizes a 25% or greater internal rate of return upon a liquidity event resulting in full vesting of the performance-based options. In addition, the maximum potential value of the performance-based options granted to Messrs. Cahillane, Golechha and Wynne is $1,713,075; $342,615 and $286,144, respectively, assuming the Company achieves a 25% or greater internal rate of return upon a liquidity event.

(4)
Amounts reflected in the table under "All Other Compensation" for fiscal 2015 consist of the following:

Name	Company Airplane ($)(a)	Company Automobile ($)	Company Contributions to Defined Contribution Plans ($)	Moving & Temporary Housing ($)(b)	Total ($)(c)
Steven Cahillane	45,851	—	—	90,862	139,626
Dipak Golechha	—	—	10,600	71,843	82,443
Brian Wynne	13,141	—	3,808	34,113	57,517
Bernard O'Keefe	—	12,396	11,400	36,000	73,809
Christopher Brennan	—	15,600	13,218	—	28,818

(a)
The amounts shown reflect the incremental cost to the company associated with the executive's personal use of our corporate jet. Mr. Cahillane is entitled to use of the corporate jet to commute from Atlanta, Georgia to Ronkonkoma, New York, up to $200,000 per calendar year. Mr. Wynne is also permitted use of the corporate jet under certain circumstances when accompanying Mr. Cahillane from Atlanta, Georgia to Ronkonkoma, New York.

(b)
In fiscal 2015, Messrs. Cahillane, Golechha and Wynne were reimbursed $90,862; $71,843 and $7,113 respectively, for relocating to Ronkonkoma, New York. Mr. Wynne also receives a $3,000 per month housing allowance for renting a residence in Long Island, New York, which, in fiscal 2015, was $27,000. Mr. O'Keefe is reimbursed up to $3,000 per month plus utilities to maintain a local residence, which, in fiscal 2015, was $36,000.

(c)
In addition to the other items listed, Messrs. Cahillane, Wynne and O'Keefe were reimbursed $2,913, $6,455 and $14,013, respectively, for use of commercial air transportation to and from corporate headquarters.

Grants of Plan-Based Awards in Fiscal 2015

        The following table sets forth information regarding grants of plan-based awards made to our named executive officers during fiscal 2015.

		Estimated Possible Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards(1)			All Other Option Awards: Number of Securities Underlying Options (#)(1)
										Grant Date Fair Value of Option Awards ($)(2)
									Exercise or Base Price of Option Awards ($/sh)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Steven Cahillane
Annual Cash Bonus	—	425,000	850,000	1,700,000	—	—	—	—	—	—
Time-based Options	10/08/2014	—	—	—	—	—	—	25,000	373.00	3,252,025
Performance-based Options	10/08/2014	—	—	—	5,000	—	25,000	—	373.00	1,713,075
Dipak Golechha
Annual Cash Bonus	—	206,250	412,500	825,000	—	—	—	—	—	—
Time-based Options	10/08/2014	—	—	—	—	—	—	5,000	373.00	650,405
Performance-based Options	10/08/2014	—	—	—	1,000	—	5,000	—	373.00	342,615
Brian Wynne
Annual Cash Bonus	—	154,688	309,375	618,750	—	—	—	—	—	—
Time-based Options	1/01/2015	—	—	—	—	—	—	4,250	373.00	541,943
Performance-based Options	1/01/2015	—	—	—	850	—	4,250	—	373.00	286,144
Bernard O'Keefe
Annual Cash Bonus	—	156,000	312,000	624,000	—	—	—	—	—	—
Christopher Brennan
Annual Cash Bonus	—	106,250	212,500	425,000	—	—	—	—	—	—

(1)
Amounts shown represent options granted to Messrs. Cahillane, Golechha and Wynne in connection with their joining our company. Fifty percent are time-based options that vest in five equal increments on each of the first five anniversaries of September 8, 2014 (for Mr. Cahillane), August 25, 2014 (for Mr. Golechha) and January 1, 2015 (for Mr. Wynne). Fifty percent are performance-based options that vest upon a liquidity event, with the number of options vesting depending on the internal rate of return realized by Carlyle as of the effective time of such liquidity event.

(2)
Amounts shown represent the grant date fair value of stock option awards made during fiscal 2015. We calculated this fair value based on a Monte Carlo simulation option pricing model, determined in accordance with GAAP based on the probable outcome with respect to performance, which assumes Carlyle realizes a 25% or greater internal rate of return upon a liquidity event resulting in full vesting of the performance-based options. Refer to Note 13 to our consolidated financial statements included in this Report for information regarding the assumptions used to value these awards.

2015 Outstanding Equity Awards at Fiscal Year-End

        The following table shows the outstanding equity-based awards relating to the common stock of Holdings that were held by our named executive officers as of September 30, 2015.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)(2)	Option Exercise Price ($)	Option Expiration Date
Steven Cahillane	5,000	20,000	25,000	373.00	10/08/2024
Dipak Golechha	1,000	4,000	5,000	373.00	10/08/2024
Brian Wynne	—	4,250	4,250	373.00	1/01/2025
Bernard O'Keefe	1,500	1,000	2,500	298.59	9/24/2022
Christopher Brennan	930	620	1,550	298.59	5/11/2022

(1)
The grants vest in five equal increments on each of the first five anniversaries of September 8, 2014 (for Mr. Cahillane), August 25, 2014 (for Mr. Golechha), January 1, 2015 (for Mr. Wynne), September 4, 2012 (for Mr. O'Keefe) and March 22, 2012 (for Mr. Brennan).

(2)
The grants vest upon achievement of a certain performance condition and a market condition relating to the achievement of a minimum investor rate of return.

Potential Payments upon Termination or Change in Control

        Our named executive officers are entitled to certain payments and benefits upon a qualifying termination of employment or a change in control. The following discussion describes the payments and benefits to which our named executive officers would have become entitled upon a qualifying termination of employment or a change in control occurring on September 30, 2015.

        As described above, upon a qualifying termination of employment each of our named executive officers would receive an amount equal to their respective annual base salaries, payable over the one-year period following the date of termination. In addition, each would receive a pro-rata bonus with respect to the fiscal year in which the employment termination occurs (if the termination occurs on or after April 1). In addition, they may be entitled to accelerated vesting of their Holdings stock options in the event of a qualifying termination of employment or certain change in control transactions. Our named executive officers have stock option agreements under which vesting will accelerate under certain scenarios. Any and all time-based vesting options will become fully vested at the effective time of a "liquidity event," as defined in the option agreement. In the event of a "change in control" (as defined in the option agreement) that is not also a liquidity event, any and all time-based vesting options will become fully vested if the executive is terminated without cause or the executive resigns with good reason, in either case, within the 12 month period following the change in control, provided certain other conditions are met. In addition, absent a liquidity event or change in control, 5,000 of Mr. Cahillane's time-based vesting options will become fully vested if he is terminated without cause or resigns with good reason, provided certain other conditions are met. The portion of each option grant that is subject to performance-based conditions vests, in whole or in part, as of the effective date of the first liquidity event based upon the achievement of pre-determined internal rate of return targets, as long as the named executive officer remains continuously in service through the effective date of such liquidity event. Based on the most recent valuation, as of September 30, 2015, the value of the common stock underlying the options was $373 per share.

  Summary of Potential Payments

        The following table summarizes the payments that would be made to each of our named executive officers upon the occurrence of a qualifying termination of employment, change in control or liquidity event, assuming that each named executive officer's termination of employment with our company occurred on September 30, 2015 or a change in control of our company or liquidity event occurred on September 30, 2015, as applicable. Amounts shown do not include (i) accrued but unpaid salary through the date of termination, and (ii) other benefits earned or accrued by the named executive officer during his employment that are available to all employees, such as accrued vacation.

Name	Qualifying Termination (no Change in Control or Liquidity Event) ($)(1)		Death or Disability ($)		Qualifying Termination in connection with Change in Control ($)		Liquidity Event ($)
Steven Cahillane
Cash Severance	1,491,835	(2)	1,491,835	(2)	1,491,835	(2)	—
Acceleration of Equity Awards(4)	—		—		—		—
Total	1,491,835		1,491,835		1,491,835		—

Dipak Golechha
Cash Severance	861,479	(2)	311,479	(3)	861,479	(2)	—
Acceleration of Equity Awards(4)	—		—		—		—
Total	861,479		311,479		861,479		—

Brian Wynne
Cash Severance	817,903	(2)	267,903	(3)	817,903	(2)	—
Acceleration of Equity Awards(4)	—		—		—		—
Total	817,903		267,903		817,903		—

Bernard O'Keefe
Cash Severance	732,083	(2)	252,083	(3)	732,083	(2)	—
Acceleration of Equity Awards(4)	—		—		74,410		74,410
Total	732,083		252,083		806,493		74,410

Christopher Brennan
Cash Severance	601,505	(2)	176,505	(3)	601,505	(2)	—
Acceleration of Equity Awards(4)	—		—		46,134		46,134
Total	601,505		176,505		647,639		46,134

(1)
A qualifying termination includes a termination of employment by us without cause, by the executive for good reason or in connection with our non-extension of the executive's employment agreement term.

(2)
Amount represents (1) cash severance and (2) a cash bonus for the 2015 fiscal year.

(3)
Amounts represents a cash bonus for the 2015 fiscal year.

(4)
Amounts represent the aggregate value of the executive's unvested time-vesting stock options that would have vested on the applicable event. Upon the occurrence of a liquidity event on September 30, 2015, no outstanding performance-based vesting stock options would have accelerated since the minimum internal rate of return would not have been achieved as of such date. The value of the accelerated stock option was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between the fair market value of a share of our common stock on September 30, 2015 ($373) and the per share exercise price of the accelerated option.

Directors

        Set forth below is a discussion of compensation we paid during fiscal 2015 to our non-employee Directors. In addition, each Director (other than Mr. Cahillane) was reimbursed for out-of-pocket expenses incurred by him or her to attend meetings of our Board. Directors are also eligible for option grants or other equity awards (each relating to or exercisable for common stock of Holdings) under our equity awards plans, as determined in the discretion of the Compensation Committee. We do not offer a pension plan or other compensation to our Directors. During fiscal 2015, any Director who was also our executive officer did not receive additional compensation for his services as a Director. See "Summary Compensation Table" above for information regarding Mr. Cahillane's compensation.

Name(1)	Fees Earned or Paid in Cash ($)	Total ($)
Susan Arnold	148,870	148,870
David Bernauer	90,000	90,000
Marco De Benedetti	—	—
Robert Essner	75,000	75,000
Sandra J. Horbach	—	—
Allan Holt	—	—
Elliot Wagner	—	—

(1)
The number of shares subject to outstanding stock option awards as of September 30, 2015 was 600 for each of Messrs. Bernauer and Essner, and 1,600 for Ms. Arnold.

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

        The following table sets forth the number of shares of Holdings common stock beneficially owned as of November 17, 2015 by: (i) each of our Directors; (ii) the executive officers named in the Summary Compensation Table set forth above under Item 11, "Executive Compensation;" and (iii) the current Directors and executive officers as a group:

Name of Beneficial Owner	Number of Shares Beneficially Owned(1)	Percent of Class(2)
Funds affiliated with The Carlyle Group(3)	3,100,000	99.5%
Directors(4)
Susan Arnold	440	*
David Bernauer	480	*
Marco DeBenedetti(5)	—	—
Robert Essner	480	*
Sandra Horbach(5)	—	—
Allan Holt(5)	—	—
Steven Cahillane	5,000	*
Elliot Wagner(5)	—	—
Named Executive Officers(1)(4)
Dipak Golechha	1,000	*
Brian Wynne	850	*
Bernard O'Keefe	1500	*
Christopher Brennan	930	*
All Directors and Executive Officers as a group (15 persons)	15,370	0.5%

(1)
The shares beneficially owned by directors and named executive officers are Class B non-voting shares. This Column includes shares which Directors and executive officers have the right to acquire within 60 days after November 17, 2015.

(2)
* Indicates percentage ownership of less than one percent.

(3)
Consists of 1,902,202 shares of Class A common stock owned directly by Carlyle Partners V, L.P., 38,256 shares of Class A common stock owned directly by Carlyle Partners V-A, L.P., 71,759 shares of Class A common stock owned directly by CP V Coinvestment A, L.P., 8,846 shares of Class A common stock owned directly by CP V Coinvestment B, L.P., 278,937 shares of Class A common stock owned directly by Carlyle NBTY Coinvestment, L.P., and 800,000 shares of Class A common stock owned directly by CEP III Participations S.à r.l., SICAR. Carlyle Group Management L.L.C. is the general partner of The Carlyle Group L.P., which is a publicly traded entity listed on NASDAQ. The Carlyle Group L.P. is the managing member of Carlyle Holdings II GP L.L.C., which is the general partner of Carlyle Holdings II L.P., which is the general partner of TC Group Cayman Investment Holdings, L.P., which is the general partner of TC Group Cayman Investment Holdings Sub L.P., which is the managing member of TC Group V, L.L.C. and the sole shareholder of CEP III Managing GP Holdings, Ltd. TC Group V, L.L.C. is the general partner of TC Group V, L.P., which is the general partner of each of Carlyle Partners V, L.P., Carlyle Partners V- A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P. and Carlyle NBTY Coinvestment, L.P. CEP III Managing GP Holdings, Ltd. is the general partner of CEP III Managing GP, L.P., which is the general partner of Carlyle Europe Partners III, L.P., which is the sole shareholder of CEP III Participations S.à r.l., SICAR. Accordingly, each of Carlyle Group Management L.L.C., The Carlyle Group L.P., Carlyle Holdings II GP L.L.C., Carlyle Holdings II L.P., TC Group Cayman Investment Holdings, L.P., TC Group Cayman Investment Holdings Sub L.P., TC Group V, L.L.C., TC Group V, L.P., CEP III Managing GP Holdings, Ltd., CEP III Managing GP, L.P., and Carlyle Europe Partners III, L.P. may be deemed to share beneficial ownership of the Class A common stock held of record by each of Carlyle Partners V, L.P., Carlyle Partners V-A, L.P., CP V Coinvestment A, L.P., CP V Coinvestment B, L.P., Carlyle NBTY Coinvestment, L.P. and CEP III Participations S.à r.l., SICAR.

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

Securities Authorized for Issuance under Equity Compensation Plans

        The following table summarizes the Equity Incentive Plan of Holdings, as of September 30, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	218,403	$289	32,676
Equity compensation plans not approved by security holders	—	—	—

Total:	218,403	$289	32,676

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

Consulting Agreement—Glenn Schneider

        Effective October 31, 2014, Mr. Glenn Schneider resigned from his position as President Global Wholesale of NBTY and Holdings. On November 19, 2014, NBTY and Holdings entered into a consulting agreement with Glenn Schneider pursuant to which he provided certain consulting services to NBTY until November 1, 2015. Under the agreement, Mr. Schneider received aggregate fees of $525,000 for his services. In addition, during the term of the agreement, Mr. Schneider's time-based options continued to vest in accordance with the schedule set forth in his stock-option grant. Mr. Schneider agreed to be subject to non-solicitation and non-competition obligations that survive until October 31, 2016 or a liquidation event occurs. NBTY, Holdings and Mr. Schneider separately agreed that any severance payments payable under Mr. Schneider's employment agreement shall be postponed until after the expiration of the consulting agreement.

Employees Related to Our Officers

        During fiscal 2015, Darren Schneider, an immediate family member of Glenn Schneider (a former officer of the Company who resigned effective October 31, 2014) received aggregate compensation (including severance payments) and fringe benefits from NBTY totaling approximately $457,000, for services he rendered as an associate of NBTY. Mr. Darren Schneider is no longer an employee of NBTY.

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

Item 14.    Principal Accounting Fees and Services

Audit Fees

        PricewaterhouseCoopers LLP audit services during fiscal 2015 consisted of the examination of our financial statements and services related to our filings with the SEC. All fees paid to PricewaterhouseCoopers LLP and all services provided by PricewaterhouseCoopers LLP during fiscal 2015 were reviewed, considered for independence, and approved by the Audit Committee.

        Aggregate fees billed to the Company for fiscal 2015 and 2014 represent the fees for services performed by PricewaterhouseCoopers LLP.

Type of Fee	Fiscal 2015	Fiscal 2014
Audit Fees	$3,352,920	$3,310,100
Audit-Related Fees	375,000	386,000
Tax Fees	744,200	861,500
All Other Fees	74,300	7,950

	$4,546,420	$4,565,550

  Audit Fees

        For fiscal 2015, aggregate audit fees, including out-of-pocket expenses, were for professional services rendered in connection with (i) the integrated audit of our consolidated financial statements and internal control over financial reporting as of, and for the year ended, September 30, 2015, including statutory audits of the financial statements of our affiliates, (ii) review of our unaudited condensed consolidated interim financial statements as of December 31, 2014, March 31, 2015 and June 30, 2015 and (iii) reviews of documents filed with the SEC.

        For fiscal 2014, aggregate audit fees, including out-of-pocket expenses, were for professional services rendered in connection with (i) the integrated audit of our consolidated financial statements and internal control over financial reporting as of, and for the year ended, September 30, 2014, including statutory audits of the financial statements of our affiliates, (ii) review of our unaudited condensed consolidated interim financial statements as of December 31, 2013, March 31, 2014 and June 30, 2014, (iii) reviews of documents filed with the SEC and (iv) agreed upon procedures for certain affiliates.

  Audit-Related Fees

        For both fiscal 2015 and 2014, aggregate audit-related fees, including out-of-pocket expenses, were for professional services related to due diligence procedures and consultations in connection with acquisitions.

  Tax Fees

        For both fiscal 2015 and 2014, aggregate tax fees, including out-of-pocket expenses, were for professional services rendered in connection with tax compliance and advice for the applicable fiscal year. Tax services included U.S. and foreign tax compliance assistance, consultation and advice on various foreign tax matters.

  All Other Fees

        For fiscal 2015 and 2014, other fees were for accounting research software license fees, as well as a contract compliance review in fiscal 2015.

Procedures for Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor

        The Charter for the Audit Committee provides that the Audit Committee pre-approve, on an annual basis, the audit, audit-related, tax and other non-audit services to be rendered by the Company's accountants, based on historical information and anticipated requirements for the following fiscal year. The Audit Committee must pre-approve specific types or categories of engagements constituting audit, audit-related, tax and other non-audit services, as well as the range of fee amounts corresponding to each such engagement. During fiscal 2015, the Audit Committee approved all fees for audit, audit-related, tax services and non-audit services rendered to the Company under this policy.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 15, 2010, among NBTY, Inc., Alphabet Holding Company, Inc. and Alphabet Merger Sub, Inc.(1)
2.2	Stock Purchase Agreement among NBTY, Inc., Balance Bar Company, Balance Bar Holdings LLC dated November 19, 2012.(2)
2.3	Bar Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc.(3)
2.4	Powder Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc.(3)
2.5	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Dr. Organic Limited dated August 12, 2015, among NBTY (2015) Limited and the Shareholders and Holders of Options in respect of Shares of Dr. Organic Limited(*)
3.1	Third Amended and Restated Certificate of Incorporation of Alphabet Holding Company, Inc.(4)
3.2	Second Amended and Restated By-Laws of Alphabet Holding Company, Inc.(5)
4.1	Indenture, dated as of October 17, 2012, between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee, governing the 7.75% / 8.50% Contingent Cash Pay Senior Notes due 2017.(6)
4.2	Form of 7.75% / 8.50% Contingent Cash Pay Senior Notes due 2017 (included as Exhibit A to Exhibit 4.1).
4.3	First Supplemental Indenture dated December 10, 2013 between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee.(7)
4.4	Second Supplemental Indenture dated December 12, 2013 between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee.(7)
10.1	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(8)
10.2	Indemnification Agreement, dated May 18, 2011 between NBTY, Inc. and Harvey Kamil(9)
10.3	Letter Agreement, dated May 18, 2011, by and between NBTY, Inc. and Harvey Kamil(9)
10.4	Employment Agreement, dated April 25, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Karla Packer(9)
10.5	NBTY, Inc. Retirement Profit Sharing Plan(10)
10.6	Credit Agreement, dated October 1, 2010 (the "Credit Agreement"), among NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC and the other lenders party thereto.(11)
10.7	First Amendment and Refinancing Agreement, dated March 1, 2011, amending the Credit Agreement.(11)
10.8	Subsidiary Guaranty, dated October 1, 2010, from the Guarantors named therein in favor of the secured parties named in the Credit Agreement(11)

Exhibit No.	Description
10.9	Security Agreement, dated October 1, 2010, from the Grantors named therein to Barclays Bank PLC.(11)
10.10	Form of Director Indemnification Agreement(11)
10.11	Equity Incentive Plan of Alphabet Holding Company, Inc.(11)
10.12	Form of Stock Option Agreement for Equity Incentive Plan of Alphabet Holding Company, Inc.(9)
10.13	Executive Severance Pay Plan(10)
10.14	Form of Employment Agreement dated March 2, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Christopher S. Brennan.(12)
10.15	Employment Agreement, dated August 14, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Bernard O'Keefe.(6)
10.16	Second Amendment Agreement, dated October 11, 2012, amending the Credit Agreement.(6)
10.17	Third Amendment and Second Refinancing Agreement, dated March 21, 2013, by and among NBTY, Inc. as Borrower, Alphabet Holding Company, Inc., Barclays Bank PLC as Lead Arranger and Bookrunner, Barclays Bank PLC as Administrative Agent, and the banks and other financial institutions party thereto as lenders.(13)
10.18	Management Incentive Plan of NBTY, Inc. for U.S. based associates.(3)
10.19	Stockholders Agreement dated December 3, 2010 by and between Alphabet Holding Company, Inc. and certain Carlyle entities(5)
10.20	Employment Agreement, dated August 14, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Dipak Golechha(4)
10.21	Employment Agreement, dated August 18, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Steven Cahillane(4)
10.22	Fourth Amendment and Third Refinancing to Credit Agreement, dated November 20, 2014, by and among, NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC, and the banks and other financial institutions party thereto as lenders.(4)
10.23.	Consulting Agreement dated November 19, 2014, among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.(4)
10.24	Employment Agreement, dated December 5, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Brian Wynne.(14)
10.25	Letter Agreement, dated January 7, 2015, by and between NBTY, Inc. and Harvey Kamil.(14)
10.24	Agreement and Release, dated November 19, 2014, among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.(4)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges*
21.1	Subsidiaries of Alphabet Holding Company, Inc.*
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit No.	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(1)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed July 16, 2010 (File #001-31788).

(2)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed November 26, 2012 (File #001-31788).

(3)
Incorporated by reference to Holdings Form 10-Q, filed August 5, 2015 (File #333-186802).

(4)
Incorporated by reference to Holdings Form 10-K, filed November 24, 2014 (File #333-186802).

(5)
Incorporated by reference to Holdings Registration Statement on Form S-4, filed February 22, 2013 (File #333-186802).

(6)
Incorporated by reference to NBTY, Inc.'s Form 10-K, filed November 27, 2012 (File #001-31788).

(7)
Incorporated by reference to Holdings' Form 8-K, filed December 13, 2013 File #333-186802)

(8)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed April 3, 2008 (File #001-31788).

(9)
Incorporated by reference to NBTY, Inc.'s Amendment No. 1 to the Registration Statement on Form S-4/A, filed June 10, 2011 (File #333-172973).

(10)
Incorporated by reference to NBTY, Inc.'s Form 10-K, filed November 23, 2011 (File #001-31788).

(11)
Incorporated by reference to NBTY, Inc.'s Registration Statement on Form S-4, filed March 21, 2011 (File #333-172973).

(12)
Incorporated by reference to NBTY, Inc.'s Form 10-Q, filed May 9, 2012 (File #001-31788).

(13)
Incorporated by reference to NBTY, Inc.'s Form 8-K, filed March 21, 2013 (File #001-31788).

(14)
Incorporated by reference to Holdings Form 10-Q, filed February 10, 2015 (File #333-186802).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHABET HOLDING COMPANY, INC. (Registrant)
By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director

Dated: November 17, 2015

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ STEVEN CAHILLANE Steven Cahillane	Chief Executive Officer, President and Director (Principal Executive Officer)	November 17, 2015
/s/ DIPAK GOLECHHA Dipak Golechha	Chief Financial Officer (Principal Financial Officer)	November 17, 2015
/s/ JOSEPH LOONEY Joseph Looney	Chief Accounting Officer	November 17, 2015
/s/ SANDRA J. HORBACH Sandra J. Horbach	Director (Chairman)	November 17, 2015
/s/ SUSAN ARNOLD Susan Arnold	Director	November 17, 2015
/s/ DAVID BERNAUER David Bernauer	Director	November 17, 2015
/s/ MARCO DE BENEDETTI Marco De Benedetti	Director	November 17, 2015
/s/ ROBERT ESSNER Robert Essner	Director	November 17, 2015
/s/ ALLAN HOLT Allan Holt	Director	November 17, 2015
/s/ ELLIOT WAGNER Elliot Wagner	Director	November 17, 2015

Alphabet Holding Company, Inc., and Subsidiary
Index to Consolidated Financial Statements
September 30, 2015, 2014 and 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alphabet Holding Company, Inc.

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Alphabet Holding Company, Inc. and its subsidiary at September 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of that date related to (1) the accounting for property and equipment in connection with a triggering event and (2) the evaluation of the implications that out of period adjustments have on the precision of other controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedules, and on the Company's internal control over financial reporting based on our audits (which were integrated audits in 2015 and 2014). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, New York
November 17, 2015

Alphabet Holding Company, Inc., and Subsidiary
Consolidated Balance Sheets
September 30, 2015 and 2014
(in thousands, except share and per share amounts)

	2015	2014
		(As Revised)
Assets
Current assets:
Cash and cash equivalents	$303,721	$139,503
Accounts receivable, net	198,693	175,701
Inventories	844,223	856,934
Deferred income taxes	56,194	30,028
Other current assets	58,219	64,226

Total current assets	1,461,050	1,266,392
Property, plant and equipment, net	605,708	597,202
Goodwill	1,118,020	1,163,282
Intangible assets, net	1,664,538	1,791,592
Other assets	17,852	7,970

Total assets	$4,867,168	$4,826,438

Liabilities and Stockholders' Equity
Current liabilities:
Current portion long-term debt	$34,496	$261
Accounts payable	282,479	227,877
Accrued expenses and other current liabilities	257,839	228,019

Total current liabilities	574,814	456,157
Long-term debt, net of current portion	3,115,213	3,078,647
Deferred income taxes	701,694	695,959
Other liabilities	39,275	53,385

Total liabilities	4,430,996	4,284,148

Commitments and contingencies
Stockholders' equity:
Class A Common stock, $0.01 par; 3,300,000 shares authorized, 3,100,800 issued and outstanding	31	31
Class B Common stock, $0.01 par; 200,000 shares authorized, 2,319 and 370 issued and outstanding, respectively	—	—
Capital in excess of par	701,043	699,500
Accumulated deficit	(155,200)	(128,039)
Accumulated other comprehensive loss	(109,702)	(29,202)

Total stockholders' equity	436,172	542,290

Total liabilities and stockholders' equity	$4,867,168	$4,826,438

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc., and Subsidiary
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Net sales	$3,226,124	$3,205,778	$3,163,041

Costs and expenses:
Cost of sales (See Note 4)	1,746,462	1,740,417	1,700,909
Advertising, promotion and catalog	198,203	202,754	189,485
Selling, general and administrative	978,432	952,681	910,531
Goodwill and intangible asset impairment charges (See Note 7)	55,000	207,334	—
Facility restructuring charges (See Note 4)	29,493	—	32,695

Total costs and expenses	3,007,590	3,103,186	2,833,620

Income from operations	218,534	102,592	329,421

Other income (expense):
Interest	(217,325)	(213,043)	(191,280)
Miscellaneous, net	1,734	(709)	1,693

	(215,591)	(213,752)	(189,587)

Income (loss) before income taxes	2,943	(111,160)	139,834
Provision (benefit) for income taxes	30,104	(16,487)	40,386

Net (loss) income	(27,161)	(94,673)	99,448

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(4,604), $(3,437) and $958, respectively	(81,221)	(18,800)	607
Change in fair value of interest rate swaps, net of taxes of $(442), $(2,003) and $(2,790), respectively	721	3,180	4,405

Total other comprehensive (loss) income, net of tax:	(80,500)	(15,620)	5,012
Comprehensive (loss) income	$(107,661)	$(110,293)	$104,460

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc., and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	Class A Common Stock		Class B Common Stock
						(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Capital in Excess of Par			Total Stockholders' Equity
Balance at September 30, 2012 (as presented)	3,101	$31	—	$—	$1,554,852	$168,943	$(18,594)	$1,705,232
Revision (see Note 2)	—	—	—	—	—	4,287	—	4,287

Balance at September 30, 2012 (as revised)	3,101	31	—	—	1,554,852	173,230	(18,594)	1,709,519
Net income	—	—	—	—	—	99,448	—	99,448
Other comprehensive income, net of tax	—	—	—	—	—	—	5,012	5,012
Exercise of stock options	—	—	—	—	30	—	—	30
Share repurchase	—	—	—	—	(160)	—	—	(160)
Dividend	—	—	—	—	(552,739)	(168,943)	—	(721,682)
Stock-based compensation	—	—	—	—	2,043	—	—	2,043

Balance at September 30, 2013 (as revised)	3,101	31	—	—	1,004,026	103,735	(13,582)	1,094,210
Net loss	—	—	—	—	—	(94,673)	—	(94,673)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(15,620)	(15,620)
Exercise of stock options	—	—	—	—	27	—	—	27
Share repurchase	—	—	—	—	(205)	—	—	(205)
Dividend	—	—	—	—	(308,436)	(137,101)	—	(445,537)
Stock-based compensation	—	—	—	—	4,088	—	—	4,088

Balance at September 30, 2014 (as revised)	3,101	31	—	—	699,500	(128,039)	(29,202)	542,290
Net income	—	—	—	—	—	(27,161)	—	(27,161)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(80,500)	(80,500)
Exercise of stock options	—	—	—	—	99	—	—	99
Share repurchase	—	—	—	—	(1,401)	—	—	(1,401)
Stock-based compensation	—	—	—	—	2,845	—	—	2,845

Balance at September 30, 2015	3,101	$31	—	$—	$701,043	$(155,200)	$(109,702)	$436,172

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc., and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(27,161)	$(94,673)	$99,448
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairments and disposals of assets	63,781	214,813	5,269
Depreciation of property, plant and equipment	89,850	60,530	64,883
Amortization of intangible assets	45,556	46,027	45,753
Foreign currency transaction loss (gain)	4,929	1,702	(946)
Amortization and write-off of deferred financing fees	25,686	25,416	25,940
Stock-based compensation	2,845	4,088	2,043
Allowance for doubtful accounts	619	988	(2,587)
Amortization of incremental inventory fair value	—	—	2,417
Inventory reserves	6,475	6,006	2,042
Deferred income taxes	(14,531)	(62,289)	1,507
Call premium on term loan	—	—	(15,075)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31,941)	(6,700)	(4,696)
Inventories	(29,093)	(123,071)	(14,350)
Other assets	5,166	703	(3,292)
Accounts payable	46,252	(30,932)	45,753
Accrued expenses and other liabilities	25,346	4,210	34,606

Net cash provided by operating activities	213,779	46,818	288,715

Cash flows from investing activities:
Purchases of property, plant and equipment	(115,460)	(105,207)	(129,220)
Proceeds from sale of buildings and equipment	933	7,188	7,548
Cash paid for acquisitions, net of cash acquired	—	—	(82,473)
Proceeds from sale of powder facility assets	23,983	—	—

Net cash used in investing activities	(90,544)	(98,019)	(204,145)

Cash flows from financing activities:
Proceeds from Holdco notes, inclusive of premiums and discounts	—	460,125	539,000
Principal payments	(871)	(378)	(603)
Proceeds from sale-leaseback	52,826	—	—
Proceeds from borrowings under the revolver	—	—	80,000
Paydowns of borrowings under the revolver	—	—	(80,000)
Payments for financing fees	(611)	(18,560)	(18,612)
Dividends paid	—	(445,537)	(721,682)
Share repurchase	(1,401)	(205)	(160)
Exercise of stock options	99	27	30

Net cash provided by (used in) financing activities	50,042	(4,528)	(202,027)

Effect of exchange rate changes on cash and cash equivalents	(9,059)	(3,357)	910

Net increase (decrease) in cash and cash equivalents	164,218	(59,086)	(116,547)
Cash and cash equivalents at beginning of year	139,503	198,589	315,136

Cash and cash equivalents at end of year	$303,721	$139,503	$198,589

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements
(in thousands, except share amounts)

1.    Nature of Business

        Alphabet Holding Company, Inc. ("Holdings"), and together with its subsidiary, NBTY, Inc. ("NBTY"), together with NBTY's Subsidiaries, (the "Company," "we," or "us") is the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality VMHS products in the United States, with operations worldwide. We currently market a broad portfolio of well-known brands and third party label products. Our key consumer product brands include Nature's Bounty®, Sundown®, Pure Protein®, Solgar®, Body Fortress®, Osteo Bi Flex®, MET Rx®, Balance Bar® and Ester C®. We also operate specialty retailers of health and wellness products, primarily focused on providing VMHS solutions to our end consumers. Our specialty retailer businesses primarily operate under the Holland & Barrett®, Puritan's Pride® and Vitamin World® banners.

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

Revision to Financial Statements

        During the preparation of the annual consolidated financial statements for the fiscal year ended September 30, 2015 ("fiscal 2015") the Company discovered a financial statement error attributable to the accounting for the accelerated depreciation of assets being sold in conjunction with the closure of its nutritional bar manufacturing plant. More specifically, the Company determined that accelerated depreciation had been understated for the three and nine months ended June 30, 2015 by $4,904 and $6,539, respectively. Accordingly, the Company restated those periods.

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

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

  •
  During the second and third quarter of fiscal 2015, the Company recorded an out-of-period adjustment to selling, general and administrative expenses and cost of sales and prepaid rent totaling $3,252. This immaterial adjustment is a result of the Company correcting its policy of expensing rent, primarily at certain retail locations, at the payment date. Accordingly prepaid rent is now recorded on the consolidated balance sheet and expensed during the period of use.

        The Company concluded that the aggregate impact of these errors resulted in a material misstatement to its consolidated financial statements for the three and nine months ended June 30, 2015. In connection with the Company's restatement of those interim consolidated financial statements the Company revised its historical financial statements to reflect the impact of the correction of the accounting policies noted above. The impact of correcting these policies was recorded as an adjustment to stockholders' equity as of September 30, 2012. Therefore, the Consolidated Statements of Stockholders' Equity and the Consolidated Balance Sheet have been revised to reflect this change. There was no change to the previously reported Consolidated Statements of Operations and Comprehensive Income (Loss), as the impact to the Company's results of operations for all previously reported periods was de minimis. Furthermore, there was no change to the Consolidated Statements of Cash Flows and no impact on any covenants contained in its debt agreements.

        Accordingly the Company has revised the following captions on the Consolidated Balance Sheet for September 30, 2014 as follows: increased Inventories by $3,708; increased Other Current Assets by $3,252; decreased Deferred income taxes by $2,673; increased each of Total Current assets, Total assets, and Total stockholders' equity by $4,287; and decreased accumulated deficit by $4,287.

Segment Reporting

        During the fiscal year ended September 30, 2015, the Company changed the names of its four segments to more accurately portray the brands and markets in which we do business. There were no other changes in the presentation of our segments. The changes to the names are as follows:

New Segment Name	Previous Segment Name
Consumer Products Group	Wholesale
Holland & Barrett International	European Retail
Puritan's Pride	Direct Response/E-Commerce
Vitamin World	North American Retail

Estimates

        The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements and reported amounts of revenues and expenses during the reporting periods. These judgments can be subjective and complex, and consequently actual results could differ materially from those estimates and assumptions. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our most significant estimates include: sales returns, promotions and other allowances; inventory valuation and

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

obsolescence; valuation and recoverability of long-lived assets, including goodwill and intangible assets; income taxes; and accruals for the outcome of current litigation.

Cash and Cash Equivalents

        We consider all highly liquid instruments purchased with an original maturity of three months or less to be cash equivalents.

Revenue Recognition

        We recognize product revenue when title and risk of loss have transferred to the customer, there is persuasive evidence of an arrangement to deliver a product, delivery has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The delivery terms for most sales within the Consumer Products Group and Puritan's Pride segments are F.O.B. destination. Generally, title and risk of loss transfer to the customer at the time the product is received by the customer. With respect to retail store operations, we recognize revenue upon the sale of products to customers. Net sales represent gross sales invoiced to customers, less certain related charges for discounts, returns and other promotional program incentive allowances.

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

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

        Accounts receivable are presented net of the following reserves at September 30:

	2015	2014
Promotional program incentive allowances	$84,088	$83,768
Allowance for sales returns	17,080	15,409
Allowance for doubtful accounts	2,600	2,564

	$103,768	$101,741

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

Capitalized Lease

        The Company has a capital lease for a warehouse located in the UK, expiring in 2045. The capital lease asset is included in property, plant and equipment, net in the accompanying Consolidated Balance Sheets. Amortization expense on the capital lease asset is recorded as depreciation expense and is predominately included in cost of sales. Capital lease liabilities are recorded at the lesser of the estimated fair market value of the leased property or the net present value of the aggregate future minimum lease payments and are included in current portion of long-term debt and long-term debt, net of current portion in the accompanying Consolidated Balance Sheets. Interest on these obligations is included in interest expense in the Consolidated Statements of Operations.

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

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Goodwill and Intangible Assets

        Goodwill and indefinite-lived intangible assets are not amortized, but instead are tested for impairment annually or more frequently if impairment indicators are present. We consider the following to be some examples of important indicators that may trigger an impairment review: (i) a history of cash flow losses at retail stores; (ii) significant changes in the manner or use of the acquired assets in our overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes. Our annual impairment testing date is as of July 1, the first day of our fourth fiscal quarter.

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

        The fair value of our indefinite-lived trademarks is generally determined based on the relief from royalty method under the income approach, which requires us to estimate a reasonable royalty rate, identify relevant projected revenues and expenses, and select an appropriate discount rate. The evaluation of indefinite-lived intangible assets for impairment requires management to use significant judgments and estimates including, but not limited to, projected future net sales, operating results, and cash flows of our business.

        We base our fair value estimates on assumptions we believe to be reasonable, but such assumptions are subject to inherent uncertainties. Accordingly, if actual results fall short of such estimates, significant future impairments could result. An impairment charge would reduce income from operations in the period it was determined that the charge was needed. Goodwill and intangible assets are further discussed in Note 7 to the Consolidated Financial Statements.

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

Shipping and Handling Costs

        We incur shipping and handling costs in all segments of our operations. These costs, included in selling, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive (Loss) Income, were $93,301, $97,382 and $92,062 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Advertising, Promotion and Catalog

        We expense the production costs of advertising as incurred, except for the cost of mail order catalogs, which are capitalized and amortized over our expected period of future benefit, which typically approximates two months. Capitalized costs for mail order catalogs at September 30, 2015 and 2014 were $667 and $671, respectively. Total mail order catalog expense was $8,001, $9,093 and $7,713 for the fiscal years ended September 30, 2015, 2014 and 2013, respectively, and is included in advertising, promotion and catalog in the Consolidated Statements of Operations and Comprehensive (Loss) Income.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

Foreign Currency

        The functional currency of our foreign subsidiaries is the applicable local currency. The translation of the applicable foreign currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts and cash flows using average rates of exchange prevailing during the year. Adjustments resulting from the translation of foreign currency financial statements are included in other Comprehensive Income (Loss) and accumulated in a separate component of Stockholders' Equity.

Derivatives and Hedging Activities

        All derivative financial instruments are recognized at fair value as either assets or liabilities in the Consolidated Balance Sheets. Changes in the fair values of these derivatives are reported in operations or accumulated other comprehensive income (loss) depending on the designation of the derivative and whether it qualifies for hedge accounting. For derivatives that had been formally designated as cash flow hedges (interest rate swap agreements), the effective portion of changes in the fair value of the derivative was recorded in accumulated other comprehensive income (loss) and reclassified into operations when interest expense on the underlying borrowings was recognized. For hedges of the net investment in foreign subsidiaries (cross currency swap agreements), changes in fair value of the derivative are recorded in accumulated other comprehensive income (loss) to offset the change in the value of the net investment being hedged. We do not use derivative financial instruments for trading purposes.

Recent Accounting Developments

        In May 2014, the Financial Accounting Standards Board ("FASB") issued guidance on revenue from contracts with customers that will supersede virtually all existing revenue recognition guidance, including industry-specific guidance, and is designed to create greater comparability for financial statement users across industries and jurisdictions. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. The guidance would have been effective for us beginning October 1, 2017, however in July 2015, the FASB decided to defer the effective date of the new standard by one year. Early adoption would be permitted for us beginning October 1, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial statements and related disclosures.

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

        In April 2015, the FASB issued guidance which changes the presentation of debt issuance costs. Under the new guidance, debt issuance costs are presented as a reduction of the carrying amount of the related liability, rather than as an asset. This guidance was further clarified in August 2015 whereby the FASB explicitly stated that deferred financing costs related to line-of-credit arrangements could be deferred and treated as an asset and subsequently amortized ratably over the term of the line-of-credit. The guidance is effective for us beginning October 1, 2016, and early adoption is permitted. This guidance has been early adopted and applied retrospectively to the prior periods presented in the consolidated financial statements. See Note 9 "Long-Term Debt."

        In July 2015, the FASB issued guidance which applies to inventory for which cost is determined by methods other than the last-in first-out and the retail inventory method. Under the new guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This guidance is effective for us beginning October 1, 2017, and should be applied prospectively with early adoption permitted. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements and related disclosures.

        In September 2015, the FASB issued guidance which requires the acquiring company in a business combination to recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments in this guidance require that the acquiring company record, in the same period's financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of a change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. This guidance is effective for us beginning October 1, 2016 and for interim periods therein. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

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

4.    Sale of Nutritional Bar Assets and Powder Facility; Facility Restructuring Charges

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

        The closing of the sale pursuant to the Powder APA occurred on June 26, 2015. The sales price for the production assets and transferred contracts was $4,228. The sales price for the raw materials, packaging, labels, work-in-process and component inventories was $16,722, net of closing adjustments.

        The sale pursuant to the Bar APA is expected to be completed by the end of the first half of fiscal 2016, and is subject to customary closing conditions. The aggregate sales price for the production assets to be sold pursuant to the Bar APA is approximately $12,000, which resulted in accelerated depreciation as noted below. The sales price for the raw materials, packaging, labels, work-in-process and component inventories to be transferred pursuant to the Bar APA will be equal to NBTY's book value for such assets, as estimated by NBTY prior to the closing of the transactions, and subject to post-closing adjustments. As of September 30, 2015, the production assets within the bar plant are recorded in Property plant and equipment, as they are currently being used for manufacturing operations and are not readily available to be sold in their existing condition.

        As a result of these arrangements, we will incur cumulative net charges of approximately $34,000 before tax over the period in which these transactions are completed, of which non-cash charges will consist primarily of accelerated depreciation and a write-off of Goodwill of approximately $28,000; costs related to workforce reductions will be approximately $2,500 and other costs will be approximately $5,192, partially offset by a gain of $1,692 on the sale of a contract. All costs associated with the Divested Manufacturing Operations will be reflected in Corporate / Manufacturing.

        Charges related to these divestitures of $29,493 for fiscal 2015 were $5,541 for a write-off of Goodwill associated with the fair value of the business related to the powder facility, $20,203 for accelerated depreciation, $2,510 for severance and employee related costs and $2,931 of other costs, partially offset by a gain on a transferred contract of $1,692.

Facility Restructuring Charges

        On March 12, 2013, NBTY initiated a restructuring plan to streamline its operations and improve the profitability and return on invested capital of its manufacturing/packaging and distribution facilities.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

4.    Sale of Nutritional Bar Assets and Powder Facility; Facility Restructuring Charges (Continued)

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

5.    Inventories

        The components of inventories are as follows at September 30:

	2015	2014
		(As Revised)
Raw materials	$178,464	$221,405
Work-in-process	20,265	20,898
Finished goods	645,494	614,631

Total	$844,223	$856,934

6.    Property, Plant and Equipment

        Property, plant and equipment is as follows at September 30:

	2015	2014	Depreciation and amortization period (years)
Land	$51,466	$66,833
Buildings and leasehold improvements	256,439	279,112	4–40
Building under capital lease arrangement	30,564	—	30
Machinery and equipment	153,561	163,095	3–13
Furniture and fixtures	147,107	121,907	3–10
Computer software and equipment	177,976	140,628	3–7
Transportation equipment	7,874	6,138	3–4
Construction in progress	41,354	22,769

	866,341	800,482
Less accumulated depreciation and amortization	(260,293)	(203,280)
Less accumulated amortization for building under capital lease arrangement	(340)	—

	$605,708	$597,202

        Included in construction in progress are assets primarily related to implementing a new world-wide ERP system and assets related to new stores to be opened in Holland & Barrett International.

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2015, 2014 and 2013 was approximately $89,850, $60,530 and $64,883, respectively. The

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

6.    Property, Plant and Equipment (Continued)

2015 amount includes $20,203 of accelerated depreciation related to the sale of the nutritional bar production assets (see Note 4).

        In July 2015, the Company sold a facility related to the Holland & Barrett International segment for £34,200 British pounds sterling ($52,826) and entered into a 30 year lease for this facility. The lease is accounted for as a capital lease, which resulted in an obligation of approximately $998 and $46,442 recorded within current portion of long-term debt and long-term debt, net of current portion, respectively, in the accompanying Consolidated Balance Sheets as of September 30, 2015. The deferred gain associated with this sale-lease-back of $16,972 has been recorded in Property, plant and equipment and is being amortized ratably over the term of the lease.

7.    Goodwill and Intangible Assets

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

Goodwill and Other Intangible Asset Impairment Charges

        During the fourth quarter of fiscal 2015, the Vitamin World segment recorded an impairment charge of $55,000, on its indefinite-lived tradenames. This was in connection with our annual impairment assessment and the completion of a strategic planning process relating to the rates of growth of sales, profit and cash flow and expectations for future performance. During the fourth fiscal quarter of 2014, the Puritan's Pride and Vitamin World segments recorded impairment charges of $61,590 and $25,744, respectively, related to goodwill. This was in connection with our annual impairment assessment and the completion of a strategic planning process relating to the rates of growth of sales, profit and cash flow and expectations for future performance. In addition, as a part of this process, we recorded impairment charges of $110,000 and $10,000 on the indefinite lived tradenames of the Puritan's Pride and Vitamin World segments, respectively.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

7.    Goodwill and Intangible Assets (Continued)

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2015 and 2014 are as follows:

	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Vitamin World	Consolidated
Balance at September 30, 2013	$645,220	$324,853	$264,985	$25,744	$1,260,802
Purchase price adjustments	—	517	—	—	517
Impairment of goodwill	—	—	(61,590)	(25,744)	(87,334)
Foreign currency translation	(6,590)	(4,113)	—	—	(10,703)

Balance at September 30, 2014	638,630	321,257	203,395	—	1,163,282
Write-off due to sale of powder facility	(4,892)	—	(649)	—	(5,541)
Foreign currency translation	(14,931)	(24,790)	—	—	(39,721)

Balance at September 30, 2015	$618,807	$296,467	$202,746	$—	$1,118,020

Other Intangible Assets

        The carrying amounts of acquired other intangible assets are as follows at September 30:

	2015		2014
	Gross carrying amount	Accumulated amortization	Gross carrying amount	Accumulated amortization	Amortization period (years)
Definite lived intangible assets
Brands and customer relationships	$907,039	$194,407	$912,200	$155,776	17–25
Tradenames and other	166,575	27,043	175,872	22,644	20–30

	1,073,614	221,450	1,088,072	178,420
Indefinite lived intangible asset
Tradenames	812,374	—	881,940	—

Total intangible assets	$1,885,988	$221,450	$1,970,012	$178,420

        Aggregate amortization expense of other definite lived intangible assets included in the Consolidated Statements of Operations and Comprehensive (Loss) Income in selling, general and administrative expenses in fiscal 2015, 2014 and 2013 was $45,556, $46,027 and $45,753, respectively.

        Assuming no changes in our other intangible assets, estimated amortization expense for each of the five succeeding years will be approximately $46,000 per year.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

8.    Accrued Expenses and Other Current Liabilities

        The components of accrued expenses and other current liabilities are as follows at September 30:

	2015	2014
Accrued compensation and benefits	$50,326	$44,189
Accrued interest	61,489	61,565
Income taxes payable	21,153	11,812
Other	124,871	110,453

	$257,839	$228,019

9.    Long-Term Debt

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

        Long-term debt consists of the following at September 30:

	2015	2014
Senior Secured Credit Facilities:
Term loan B-2
Principal amount	$1,507,500	$1,507,500
Less unamortized debt issuance costs	(31,046)	(45,539)

	1,476,454	1,461,961
Holdco Notes
Principal amount	1,000,000	1,000,000
Less unamortized premium and debt issuance costs	(13,945)	(20,839)

	986,055	979,161
Notes
Principal amount	650,000	650,000
Less unamortized debt issuance costs	(10,240)	(13,061)

	639,760	636,939
Long-term obligations under capital lease	47,440	—
Other	—	847

	3,149,709	3,078,908
Less current portion, including obligations under capital lease	(34,496)	(261)

Total	$3,115,213	$3,078,647

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

9.    Long-Term Debt (Continued)

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

        As of September 30, 2015, there were no borrowings drawn from our $175,000 revolving credit facility and there was a letter of credit totaling $6,100, reducing the net availability to $168,900.

        NBTY may voluntarily prepay loans or reduce commitments under its senior secured credit facilities, in whole or in part, subject to minimum amounts, with prior notice but without premium or penalty.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

9.    Long-Term Debt (Continued)

        NBTY must make prepayments on the term loan B-2 facility with the net cash proceeds of certain asset sales, casualty and condemnation events, the incurrence or issuance of indebtedness (other than indebtedness permitted to be incurred under its senior secured credit facilities unless specifically incurred to refinance a portion of its senior secured credit facilities) and 50% of excess cash flow, as defined in the credit agreement (such percentage subject to reduction based on achievement of total senior secured leverage ratios), in each case, subject to certain reinvestment rights and other exceptions. For the fiscal year ended September 30, 2015, an excess cash flow payment of $33,498 is required and is included in current portion long-term debt. This computation of the excess cash flow payment gives effect to approximately $58,000 held in escrow for a pending acquisition. NBTY is also required to make prepayments under its revolving credit facility at any time when, and to the extent that, the aggregate amount of the outstanding loans and letters of credit under the revolving credit facility exceeds the aggregate amount of commitments in respect of the revolving credit facility.

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

        The senior secured credit facilities contain customary negative covenants, including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions, loans, advances or investments, pay dividends, sell or otherwise transfer assets, prepay or modify terms of certain junior indebtedness, enter into transactions with affiliates, amend organizational documents, or change our line of business or fiscal year. In addition, NBTY's senior secured credit facilities require the maintenance of a maximum total senior secured leverage ratio on a quarterly basis, calculated with respect to Consolidated EBITDA, as defined therein, if at any time amounts are outstanding under the revolving credit facility, including swingline loans and letters of credit. NBTY was in compliance with all financial covenants under the senior secured credit facilities at September 30, 2015.

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

9.    Long-Term Debt (Continued)

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

9.    Long-Term Debt (Continued)

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

        The Notes are jointly and severally irrevocably and unconditionally guaranteed by each of NBTY's subsidiaries that is a guarantor under the credit agreement. The Notes are uncollateralized and rank senior in right of payment to existing and future indebtedness that is expressly subordinated to the Notes, rank equally in right of payment to NBTY and its subsidiary guarantors' senior unsecured debt, and are effectively junior to any of NBTY or its subsidiary guarantors' secured debt, to the extent of the value of the collateral securing such debt. The Notes contain certain customary covenants including, but not limited to, restrictions on NBTY and its restricted subsidiaries' ability to merge and consolidate with other companies, incur indebtedness, grant liens or security interests on assets, make acquisitions,

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

9.    Long-Term Debt (Continued)

loans, advances or investments, or pay dividends. NBTY was in compliance with all financial covenants under the Notes at September 30, 2015.

10.    Fair Value of Financial Instruments

        Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset in an orderly transaction which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

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

        The following table summarizes the assets / (liabilities) measured at fair value on a recurring basis at September 30:

	2015			2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities:
Current (included in accrued expenses and other current liabilities):
Interest rate swaps	$—	$—	$—	$—	$(1,151)	$—
Cross currency swaps	$—	$—	$(2,715)	$—	$—	$(3,857)
Non-current (included in other assets):
Cross currency swaps	$—	$—	$6,852	$—	$—	$—
Non-current (included in other liabilities):
Cross currency swaps	$—	$—	$—	$—	$—	$(14,773)

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 6.1% to 11.4%

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

10.    Fair Value of Financial Instruments (Continued)

(9.5% weighted average) as of September 30, 2015 and 8.1% to 8.5% (8.3% weighted average) as of September 30, 2014.

        The following table shows the Level 3 activity related to our cross currency swaps for the fiscal years ended September 30:

	2015	2014
Beginning balance:	$(18,630)	$(22,254)
Unrealized gain on hedging instruments	22,767	3,624

Ending balance:	$4,137	$(18,630)

Interest Rate Swaps

        During March 2011, we entered into three interest rate swap contracts to fix the LIBOR indexed interest rates on a portion of our senior secured credit facilities until the indicated expiration dates of these swap contracts. Each swap contract had a declining notional amount with a fixed interest rate of 1.92% for a four-year term and matured in December 2014. Under the terms of the swap contracts, variable interest payments for a portion of our senior secured credit facilities were swapped for fixed interest payments. These interest rate swap contracts were designated as a cash flow hedge of the variable interest payments on a portion of our term loan debt. Hedge effectiveness was assessed based on the overall changes in the fair value of the interest rate swap contracts. Hedge ineffectiveness was insignificant and recorded in Miscellaneous, net.

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

        These cross currency contracts were designated as a net investment hedge to the net investment in our British pound denominated operations. Hedge effectiveness is assessed based on the overall changes in the fair value of the cross currency swap contracts. Any potential hedge ineffectiveness is measured using the hypothetical derivative method and is recognized in current operations. Hedge ineffectiveness for the years ended September 30, 2015, 2014 and 2013 resulted in gains (losses) of $(1,135), $966 and $1,611, respectively, and is recorded in Miscellaneous, net.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

10.    Fair Value of Financial Instruments (Continued)

        The following table shows the effect of the Company's derivative instruments designated as cash flow and net investment hedging instruments for the years ended September 30, 2015 and 2014:

	2015		2014
	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)	Amount of Gain or (Loss) Recognized in Accumulated OCI on Derivative (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Operations (Effective Portion)
Cash Flow Hedges:
Interest rate swaps	$(438)	$(1,159)	$(2,166)	$(5,346)
Net Investment Hedges:
Cross currency swaps	15,159	—	1,266	—

Total	$14,721	$(1,159)	$(900)	$(5,346)

Notes and Holdco Notes

        The fair value of the Notes and Holdco Notes, based on quoted market prices (Level 2), was approximately $663,000 and $975,000, respectively, as of September 30, 2015.

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

11.    Litigation Summary

Herbal Dietary Supplements

        In February 2015, the State of New York Office of the Attorney General (the "NY AG") began an investigation concerning the authenticity and purity of herbal supplements and associated marketing. As part of this investigation, the NY AG is reviewing the sufficiency of the measures that several manufacturers and retailers, including NBTY, are taking to independently assess the validity of their representations and advertising in connection with the sale of herbal supplements. On September 9, 2015, the NY AG sent letters to fourteen separate companies, including NBTY, concerning an

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

11.    Litigation Summary (Continued)

additional herbal product. NBTY has fully cooperated with the NY AG; however until these investigations are concluded, no final determination can be made as to its ultimate outcome or the amount of liability, if any, on the part of NBTY.

        Following the NY AG investigation, starting in February 2015, numerous putative class actions were filed in various jurisdictions against NBTY, certain of its customers and/or other companies as to which there may be a duty to defend and indemnify, challenging the authenticity and purity of herbal supplements and associated marketing, under various states' consumer protection statutes. Motions for transfer and consolidation of all of the federal actions as multidistrict litigation into a single district before a single judge were granted on June 9, 2015, and the cases are consolidated before Judge John W. Darrah of the United States District Court, North District of Illinois—Eastern Division (the "MDL Case"). Three class actions against one of our customers to which we may have a duty to indemnify have not been transferred and consolidated with the MDL Case, and are at the initial stages of litigation. At this time, no determination can be made as to the ultimate outcome of the investigation and related litigation or the amount of liability, if any, on the part of NBTY.

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

        In March 2013, NBTY agreed upon a proposed settlement with the plaintiffs, which included all cases and resolved all pending claims without any admission of or concession of liability by NBTY, and which provided for a release of all claims in return for payments to the class, together with attorneys' fees, and notice and administrative costs. Fairness Hearings took place on October 4, 2013 and November 20, 2013. On January 3, 2014, the court issued an opinion and order approving the settlement as modified (the "Order"). The final judgment was issued on January 22, 2014 (the "Judgment"). Certain objectors filed a notice of appeal of the Order and the Judgment on January 29, 2014 and the plaintiffs filed a notice of appeal on February 3, 2014. In fiscal 2013, NBTY recorded a provision of $12,000 reflecting its best estimate of exposure for payments to the class together with attorney's fees and notice and administrative costs in connection with this class action settlement. As a result of the court's approval of the settlement and the closure of the claims period, NBTY reduced its

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

11.    Litigation Summary (Continued)

estimate of exposure to $6,100. This reduction in the estimated exposure was reflected in the Company's first quarter results for fiscal 2014.

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

        On May 2, 2014, NBTY and its named subsidiary defendants cross-claimed against CCG, who was a third party vendor engaged by NBTY, and CCG cross-claimed against NBTY and named subsidiary defendants on June 13, 2014. CCG brought a third party complaint against an unrelated entity, Healthcare Data Experts, LLC, on June 27, 2014. On July 21, 2014, CCG filed a motion to dismiss the amended complaint and on February 11, 2015 the court issued an Order and Opinion dismissing the class-action. On February 27, 2015, the plaintiff filed an appeal to the court's dismissal of the action and that appeal is pending. The court has scheduled oral arguments for December 10, 2015.

        At this time, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on the part of NBTY.

Claims in the Ordinary Course

        In addition to the foregoing, other regulatory inquiries, audits, investigations, claims, suits and complaints (including false advertising, product liability, escheat laws, intellectual property and Proposition 65 claims) arise from time to time in the ordinary course of our business. We currently believe that such other inquiries, claims, suits and complaints would not have a material adverse effect on our consolidated financial statements, if adversely determined against us.

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

11.    Litigation Summary (Continued)

compensatory damages based on theories of restitution and disgorgement, plus punitive damages and injunctive relief. Until these cases are resolved, no determination can be made as to the ultimate outcome of the litigation or the amount of liability on our part.

12.    Income Taxes

        Income (loss) before income taxes consists of the following components for the fiscal years ended September 30:

	2015	2014	2013
United States	$(177,883)	$(302,921)	$(34,072)
Foreign	180,826	191,761	173,906

	$2,943	$(111,160)	$139,834

        Provision (benefit) for income taxes consists of the following for the fiscal years ended September 30:

	2015	2014	2013
Federal
Current	$—	$(1,372)	$(3,017)
Deferred	(1,898)	(57,116)	6,445
State
Current	2,585	2,311	1,869
Deferred	(5,725)	(5,689)	(4,106)
Foreign
Current	42,050	44,863	40,027
Deferred	(6,908)	516	(832)

Total provision (benefit)	$30,104	$(16,487)	$40,386

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Income Taxes (Continued)

        The following is a reconciliation of the (benefit) provision for income taxes computed using the statutory Federal income tax rate to the actual income tax expense (benefit) and the effective income tax rate for the fiscal years ended September 30:

	2015		2014		2013
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$1,030	35.0%	$(38,906)	35.0%	$48,942	35.0%
State income taxes, net of federal income tax benefit	(3,578)	(121.6)%	(4,187)	3.8%	(2,237)	(1.6)%
Change in valuation allowance	43,628	1,482.4%	—	0.0%	(1,259)	(0.9)%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested	(13,082)	(444.5)%	(38)	0.0%	(5,645)	(4.0)%
Domestic manufacturing deduction	—	0.0%	—	0.0%	(481)	(0.3)%
Goodwill impairment	1,925	65.4%	30,567	(27.5)%	—	0.0%
Change in tax reserves	(725)	(24.6)%	(4,801)	4.3%	—	0.0%
Other	906	30.8%	878	(0.8)%	1,066	0.8%

	$30,104	1,022.9%	$(16,487)	14.8%	$40,386	28.9%

        The difference in the effective rate in fiscal 2015 as compared to the statutory rate is mainly attributable to the recording of a $45,187 valuation allowance on our foreign tax credit carryforward, partially offset by a benefit related to our assertion to reinvest $130,000 of foreign earnings indefinitely. The difference in the effective rate in fiscal 2014 as compared to the statutory rate is mainly attributable to the impact of the goodwill impairment during fiscal 2014 for which no income tax benefit was recorded. The difference in the effective rate in fiscal 2013 as compared to the statutory rate is mainly attributable to the restructuring which had a favorable impact on our state tax rate due to the closing of facilities in California (a relatively high tax state) and the partial indefinite reinvestment of foreign earnings.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Income Taxes (Continued)

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2015	2014
		(as revised)
Deferred tax assets:
Inventory reserves and UNICAP	$20,175	$14,412
Accrued expenses and reserves not currently deductible	21,545	22,014
Other comprehensive income	2,343	8,670
R&D tax credit carryforward	1,048	—
Foreign and state tax credits	100,115	120,858
Foreign and state net operating losses	8,865	8,434
Valuation allowance	(53,171)	(9,543)

Total deferred income tax assets, net of valuation allowance	100,920	164,845

Deferred tax liabilities:
Depreciation	(40,996)	(50,307)
Intangibles	(623,268)	(656,843)
Prepaid rent	(1,064)	(1,248)
Undistributed foreign earnings	(81,092)	(122,378)

Total deferred income tax liabilities	(746,420)	(830,776)

Total net deferred income tax liabilities	(645,500)	(665,931)
Less current deferred income tax assets	(56,194)	(30,028)

Long-term deferred income tax liabilities	$(701,694)	$(695,959)

        At September 30, 2015 and 2014, we had the following:

	2015	2014
Foreign net operating losses	$17,022	$19,600
Foreign tax credit carryforward on remitted earnings	45,187	14,102
Deferred foreign tax credit on unremitted foreign earnings	53,027	104,218
R&D tax credit carryforward	1,048	—
NYS investment tax credit carryforwards	1,901	2,537

        At September 30, 2015 and 2014, we maintained the following valuation allowances:

	2015	2014
NYS investment tax credit carryforwards	$1,901	$2,537
Foreign loss carryforwards	6,083	7,006
Foreign tax credits	45,187	—

        The NYS investment tax credits expire primarily between 2016 and 2029 and the foreign net operating loss carryforwards expire in accordance with applicable tax law. The foreign tax credits on remitted earnings expire primarily between 2021 and 2025. We provide a valuation allowance for these

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Income Taxes (Continued)

credit and loss carryforwards because we do not consider realization of such assets to be more likely than not. We continue to monitor the need for these valuation allowances on an on-going basis.

        At September 30, 2015, we had $241,547 of undistributed international earnings on which we have not provided any U.S. tax expense as we intend to permanently reinvest these earnings outside of the U.S. If these earnings are repatriated to the United States, or if the Company determines that such earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to the complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amounts of income tax provisions that may be required.

        The following table summarizes the changes in the valuation allowance for the fiscal years ended September 30:

	2015	2014	2013
Beginning balance	$(9,543)	$(14,116)	$(14,867)
Foreign tax credit carryforward	(45,187)	—	—
NYS investment tax credit carryforwards utilized/(generated)	636	1,269	(321)
Foreign net operating losses utilized/(generated)	923	3,304	1,580
Foreign net operating losses acquired	—	—	(508)

Balance at September 30	$(53,171)	$(9,543)	$(14,116)

        The following table summarizes the activity related to gross unrecognized tax benefits for the fiscal years ended September 30:

	2015	2014	2013
Beginning balance	$8,029	$13,635	$12,888
Increases related to current year tax positions	1,005	1,260	—
Increases related to prior year tax positions	—	85	1,512
Decreases related to settlements with taxing authorities	(1,821)	(5,305)	(249)
Decreases related to lapsing of statute of limitations	(1,985)	(1,646)	(516)

Balance as of September 30	$5,228	$8,029	$13,635

        These liabilities are primarily included as a component of other liabilities in our Consolidated Balance Sheets because we generally do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months.

        Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3,760 and $5,961 as of September 30, 2015 and 2014, respectively. We do not believe that the amount will significantly change in the next 12 months.

        We accrue interest and penalties related to unrecognized tax benefits in provision (benefit) for income taxes. This methodology is consistent with previous periods. At September 30, 2015, we had accrued $215 and $137 for the potential payment of interest and penalties, respectively. As of September 30, 2015, we were subject to U.S. Federal Income Tax examinations for the tax years 2012 through 2015, and to non-US examinations for the tax years of 2009 through 2015. In addition, we are generally subject to state and local examinations for fiscal years 2012 through 2015. In fiscal 2015 the Company finalized its IRS exam for tax years 2007 through 2010 which resulted in a reduction of its unrecognized tax benefit.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Stock-Based Compensation and Employee Benefit Plans

        On November 30, 2010, Holdings adopted the Equity Incentive Plan of Alphabet Holding Company, Inc. (the "Plan"), pursuant to which Holdings may grant options to selected employees and directors of the Company. The aggregate number of shares which may be issued under the Plan is 19,367 shares of the Class A common stock and 239,305 shares of the Class B common stock. Options granted under the Plan expire no later than 10 years from the date of grant and the exercise price may not be less than the fair market value of the common stock on the date of grant.

        During fiscal 2015, 2014 and 2013, Holdings granted 106,530, 13,430 and 19,180, respectively, of Class B common stock options to certain Company employees under the Plan. Vesting of the awards is based on the passage of time, in equal installments over five years /or the achievement of a performance condition (i.e., a liquidity event as defined in the plan agreement) and market conditions (i.e., the achievement of a minimum investor rate of return). The fair value of each of the Holdings time-based stock option awards is expensed in the Company's records on a straight-line basis over the requisite service period, which is generally the five year vesting period of the options. However, for options granted with a performance condition, compensation expense is recognized when it is probable that the performance condition will be met. As the Company has determined it is not probable the performance condition will be achieved, no compensation cost has been recognized relating to the performance based awards. Pursuant to the Plan, Holdings is required to modify all options in an equitable manner under certain circumstances. The dividends of $445,537 and $721,682 in fiscal 2014 and 2013, respectively, as described in the Long-Term Debt Note, required this modification.

        The weighted-average grant date fair value per share of options granted in fiscal 2015 was $125 for time based vesting and $66 for performance based vesting. The weighted-average grant date fair value per share of options granted in fiscal 2014 was $147 for time based vesting and $98 for performance based vesting. The weighted-average grant date fair value per share of options granted in fiscal 2013 was $167 for time based vesting and $96 for performance based vesting. The fair value of each option award is estimated on the date of grant utilizing a Monte Carlo simulation model. The following weighted-average assumptions were used for the options granted:

	Fiscal year ended September 30,
	2015	2014	2013
Significant assumptions:
Time based vesting
Risk-free rate(1)	.01%–3.07%	.02%–3.65%	.11%–4.59%
Expected term(2)	6.5 years	6.5 years	6.5 years
Expected volatility(3)	37%	37%	36%
Expected dividends	0.0%	0.0%	0.0%
Performance based vesting
Risk-free rate(1)	.01%–3.07%	.02%–3.65%	.11%–4.59%
Expected term(4)	4.3 years	3.1 years	4.5 years
Expected volatility(3)	33%	33%	37%
Expected dividends	0.0%	0.0%	0.0%

(1)
The risk free interest rate assumption was based on yields of U.S. Treasury securities in effect at the date of grant with terms similar to the expected term.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Stock-Based Compensation and Employee Benefit Plans (Continued)

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

(4)
The expected term of the options was estimated utilizing a Monte Carlo simulation model.

        A summary of stock option activity follows:

	Fiscal Year Ended September 30,
	2015		2014
	Number of shares	Weighted average exercise price	Number of shares	Weighted average exercise price
Outstanding at beginning of period	139,647	$212	173,183	$179
Granted	106,530	$373	13,430	$473
Exercised	(9,554)	$150	(614)	$133
Forfeited	(18,220)	$268	(46,352)	$153

Outstanding at end of period	218,403	$289	139,647	$212

Exercisable at end of period	57,923	$190	50,360	$152

Number of shares available for future grant	32,676

        As stock-based compensation expense recognized is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures of 0% and 5% per year for senior management and other management, respectively. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical and forecasted turnover.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

13.    Stock-Based Compensation and Employee Benefit Plans (Continued)

        The following table summarizes information about stock options outstanding at September 30, 2015:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Exercisable	Weighted Average Exercise Price	Intrinsic Value
$124	72,098	4.1	$124	41,210	$124	$10,278
$298	22,650	6.7	$298	6,950	$298	$517
$373	106,080	9.3	$373	6,015	$373	$—
$396	6,830	6.6	$396	2,251	$396	$—
$473	10,745	8.5	$473	1,497	$473	$—

        As of September 30, 2015, $7,580 of total unrecognized compensation cost related to the non-vested time-based vesting options is expected to be recognized over the weighted average period of 3.7 years.

        As of September 30, 2015, the total potential unrecognized compensation cost related to the performance-based vesting options is $6,665 and no compensation cost will be recognized until the related performance condition is deemed probable of occurring.

  Employee Benefit Plans

        We sponsor a Retirement Savings Plan consisting of a 401(k) plan covering substantially all employees with more than six months of service. As allowed under Section 401(k) of the Internal Revenue Code, the Plan provides tax-deferred salary deductions for eligible employees. Employees may contribute from one to fifty percent of their annual eligible compensation to the Plan, limited to a maximum annual amount as set, and periodically updated, by the Internal Revenue Service. We provide a Company match of 100% of employee contributions, up to three percent of the employee's gross eligible earnings and 50% match of the next two percent of eligible earnings, limited to an annual match contribution of $11 per employee. Employees become fully vested in employer match contributions immediately.

        We also have an Associate Profit Sharing Plan ("PSP"), which is allocated among participants who have completed at least 1,000 hours of service in the plan year end and who were employed on the last day of the plan year, based upon their relative compensation for the year. Contributions are discretionary and are based on performance targets set forth by management. For the years ended September 30, 2015, 2014 and 2013, the amount expensed for the PSP was approximately $3,295, $0 and $3,723, respectively. Employees become fully vested in employer match contributions after three years of service.

14.    Commitments

Leases

        We conduct retail operations under operating leases, which expire at various dates through 2034. Some of the leases contain escalation clauses, as well as renewal options, and provide for contingent

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

14.    Commitments (Continued)

rent based upon sales plus certain tax and maintenance costs. The Company also has a capital lease for a warehouse/manufacturing facility located in the UK, expiring in 2045.

        Future minimum rental payments (excluding real estate tax and maintenance costs) for retail locations and other operating leases that have initial or non-cancelable lease terms as well as the aforementioned capital lease are as follows for the fiscal year ending September 30:

	Operating Leases	Captial Lease
2016	$126,494	$2,405
2017	109,869	2,405
2018	97,434	2,405
2019	87,803	2,405
2020	76,710	2,405
Thereafter	284,792	59,767

Total	$783,102	71,792

Less amount representing interest		(24,352)

Net present value of minimum lease payments		47,440
Less current installments		(998)

Long-term capital lease obligations less current installments		$46,442

        Operating lease rent expense (including real estate taxes and maintenance costs) and leases on a month to month basis were approximately $148,766, $154,889 and $146,843 during fiscal years ended September 30, 2015, 2014 and 2013, respectively.

Purchase Commitments

        We were committed to make future purchases primarily for inventory related items, such as raw materials and finished goods, under various purchase arrangements with fixed price provisions aggregating approximately $273,734 at September 30, 2015.

15.    Related Party Transactions

Consulting Agreement—Carlyle

        NBTY entered into a consulting agreement with Carlyle under which it pays Carlyle a fee for consulting services Carlyle provides to it and its subsidiaries. Under this agreement, subject to certain conditions, NBTY expects to pay an annual consulting fee to Carlyle of $3,000; NBTY will reimburse them for out-of-pocket expenses, and may pay Carlyle additional fees associated with other future transactions. For the years ended September 30, 2015, 2014 and 2013 these fees totaled $3,000 and are recorded in Selling, general and administrative expenses. Reimbursement of obligations paid on behalf of the Company as well as out of pocket expenditures paid to Carlyle for the years ended September 30, 2015, 2014 and 2013 were $1,927, $915 and $311, respectively.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

15.    Related Party Transactions (Continued)

Services from Portfolio Companies of Funds Affiliated with Carlyle

        From time to time, we receive services from other portfolio companies of funds that are affiliated with Carlyle, but these services are not significant and such services are provided on what we believe is an arms-length basis, which includes payments for services to one such vendor in the amounts of $5,398, $391 and $139 for the years ended September 30, 2015, 2014 and 2013, respectively.

16.    Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company were as follows:

	Fiscal year ended September 30, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2014	$(28,481)	$(721)	$(29,202)
Other comprehensive income (loss) before reclassifications	(81,221)	(438)	(81,659)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at September 30, 2015	$(109,702)	$—	$(109,702)

(1)
All amounts are net of tax; amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 10, Fair Value of Financial Instruments.

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

(1)
All amounts are net of tax; amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 10, Fair Value of Financial Instruments.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

16.    Accumulated Other Comprehensive Income (Loss) (Continued)

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

(1)
All amounts are net of tax; amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 10, Fair Value of Financial Instruments.

        During the fiscal years ended September 30, 2015, 2014 and 2013 we recorded an (increase) decrease in our deferred tax liability relating to other comprehensive income (loss) incurred during the year of ($6,327), ($7,722) and ($240), respectively.

17.    Business and Credit Concentration

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

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

17.    Business and Credit Concentration (Continued)

        One customer accounted for the following percentages of net sales for the fiscal years ended September 30:

	Consumer Products Group Segment Net Sales			Total Consolidated Net Sales
	2015	2014	2013	2015	2014	2013
Customer A	18%	19%	21%	11%	11%	13%

        The loss of this customer, or any of our other major customers, would have a material adverse effect on our consolidated results of operations if we were unable to replace such customer(s).

        The following customers accounted for the following percentages of the Consumer Products Group Segment's gross accounts receivable at fiscal years ended:

	2015	2014
Customer A	11%	13%
Customer B	12%	11%

Suppliers

        During fiscal 2015, 2014 and 2013, no one supplier provided more than 10% of our raw material purchases. We do not believe that the loss of any single supplier would have a material adverse effect on our consolidated financial condition or results of operations.

18.    Supplemental Disclosure of Cash Flow Information

	2015	2014	2013
Cash interest paid	$190,266	$177,050	$148,773
Cash income taxes paid	$43,035	$48,824	$43,241
Non-cash investing and financing information:
Acquisitions accounted for under the acquisition method:
Fair value of assets acquired	$—	$—	$111,141
Liabilities assumed	—	—	(28,537)
Less: Cash acquired	—	—	(131)

Net cash paid	$—	$—	$82,473

Property, plant and equipment additions included in accounts payable	$24,551	$9,488	$8,242
Property, plant and equipment disposals included in other current assets	$3,749	$—	$—

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

        All of our products fall into one or more of these four segments:

  •
  Consumer Products Group—This segment sells products worldwide under various brand names and third-party private labels. Our products are sold to the major mass merchandisers, club stores, drug store chains and supermarkets, as well as to online retailers, independent pharmacies, health food stores, the military and other retailers.

  •
  Holland & Barrett International—This segment operates 843 Holland & Barrett stores (including 744 company-owned stores in the UK and Ireland; and franchised stores in the following countries: 33 in China, 28 in Singapore, 16 in United Arab Emirates, 10 in Cyprus, five in Malta, four in Kuwait, two in Spain and one in Gibraltar). Holland & Barrett International also operated 161 De Tuinen stores (including cobranded stores) in the Netherlands (of which five were franchises), 18 Essenza stores in Belgium, and 49 GNC/MET-Rx stores in the UK. Holland & Barrett International operates Holland & Barrett retail websites in the UK, Ireland, the Netherlands and Belgium, as well as retail websites for De Tuinen in the Netherlands and the GNC/MET-Rx brands in the UK. The revenue generated by this segment consists of sales of its branded products and third-party products as well as franchise fees. We are in the process of rebranding or cobranding our De Tuinen and Essenza stores to leverage consumer awareness of our Holland & Barrett brand. We are also in the process of rebranding our GNC brand stores to MET-Rx.

  •
  Puritan's Pride—This segment generates revenue through the sale of its branded products and third-party products primarily through the internet and mail order catalogs under the Puritan's Pride tradename. Catalogs are strategically mailed to customers who order by mail, internet, or phone.

  •
  Vitamin World—This segment generates revenue through its 385 owned and operated Vitamin World stores selling proprietary brand and third-party products, as well as internet-based sales from www.vitaminworld.com.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

19.    Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Vitamin World	Total	Corporate / Manufacturing	Consolidated
Fiscal 2015:
Net sales	$1,883,164	$885,872	$248,982	$208,106	$3,226,124	$—	$3,226,124
Income (loss) from operations(1)(2)	186,348	185,984	26,107	(53,224)	345,215	(126,681)	218,534
Depreciation and amortization	36,057	22,279	11,423	3,776	73,535	61,871	135,406
Capital expenditures	1,469	55,227	1,771	4,588	63,055	52,405	115,460
Fiscal 2014:
Net sales	$1,879,481	$850,797	$250,224	$225,276	$3,205,778	$—	$3,205,778
Income (loss) from operations(3)	177,069	191,207	(141,660)	(26,975)	199,641	(97,049)	102,592
Depreciation and amortization	36,092	18,048	11,319	3,344	68,803	37,754	106,557
Capital expenditures	482	42,315	1,456	14,095	58,348	46,859	105,207
Fiscal 2013:
Net sales	$1,938,921	$743,861	$246,731	$233,528	$3,163,041	$—	$3,163,041
Income (loss) from operations(4)	231,812	170,479	39,104	24,538	465,933	(136,512)	329,421
Depreciation and amortization	36,517	14,320	10,137	2,708	63,682	46,954	110,636
Capital expenditures	971	27,198	4,411	5,557	38,137	91,083	129,220

(1)
Includes charges within Corporate / Manufacturing of $23,952 related to the sale of the nutritional bar assets and powder facility (see Note 4) and charges of $4,308 related to the Glucosamine settlement (see Note 11). Also includes charges in the Consumer Products Group and Puritan's Pride segments of $4,892 and $649, respectively, related to the write-off of goodwill in relation to the sale of the powder facility (see Note 7).

(2)
Includes a charge within the Vitamin World segment of $55,000 related to the impairment on its indefinite-lived tradenames (see Note 7).

(3)
Includes charges within the Puritan's Pride and Vitamin World segments of $171,590 and $35,744, respectively, related to the goodwill and intangible asset impairment charges (see Note 7).

(4)
Includes charges within Corporate / Manufacturing of $32,695 relating to the facility restructuring (see Note 4) and $12,000 related to the accrual of the Glucosamine settlement (see Note 11).

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

19.    Segment Information (Continued)

        Total assets by segment as of September 30 are as follows:

	2015	2014
		(As revised)
Reportable Business Segments:
Consumer Products Group	$2,542,942	$2,504,402
Holland & Barrett International	944,825	948,010
Puritan's Pride	514,795	513,218
Vitamin World	51,881	109,962

Total Reportable Business Segments:	4,054,443	4,075,592

Corporate / Manufacturing	812,725	750,846

Consolidated assets	$4,867,168	$4,826,438

        Assets by segment as of September 30, 2014 were revised to reflect the correction of the Company's policy with respect to its labels inventory and prepaid rent (as described in Note 2). This revision resulted in an increase in assets as follows: $3,743 for Consumer Products Group segment; $576 Puritan's Pride segment and $2,520 for Vitamin World segment, partially offset by a decrease of $2,552 for Corporate / Manufacturing.

        Total net sales by location of customer for the fiscal years ended September 30, are as follows:

	2015	2014	2013
United States	$1,934,729	$1,934,668	$2,024,178
United Kingdom	812,685	767,173	675,378
Canada	116,296	118,814	129,476
Netherlands	112,205	116,107	98,673
Ireland	35,820	40,235	36,655
Other foreign countries	214,389	228,781	198,681

Consolidated net sales	$3,226,124	$3,205,778	$3,163,041

        Long-lived assets—Property, plant and equipment as of September 30, are as follows:

	2015	2014
United States	$387,376	$399,296
United Kingdom	160,131	146,814
Netherlands	22,969	15,778
Canada	8,937	10,687
Ireland	6,419	4,454
Other foreign countries	19,876	20,173

Consolidated long-lived assets	$605,708	$597,202

        Approximately 36%, 35% and 32% of our net sales for the fiscal years ended September 30, 2015, 2014 and 2013, respectively, were denominated in currencies other than U.S. dollars, principally British

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

19.    Segment Information (Continued)

pounds, euros, Renminbi and Canadian dollars. A significant weakening of such currencies versus the U.S. dollar could have a material adverse effect on the Company, as this would result in a decrease in our consolidated operating results.

        Foreign subsidiaries accounted for the following percentages of total assets and total liabilities as of September 30:

	2015	2014
Total Assets	29%	28%
Total Liabilities	6%	5%

20.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2015 and 2014 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
	December 31, 2014 (As revised)	March 31, 2015(1) (As revised)	June 30, 2015(1)	September 30, 2015(1)(2)
Fiscal 2015:
Net sales	$825,771	$787,876	$815,610	$796,867
Gross profit(4)	376,884	345,730	375,226	361,487
Income (loss) before income taxes	34,583	(4,700)	26,291	(53,231)
Net income (loss)	22,030	(2,903)	20,057	(66,345)

	Quarter ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014(3)
Fiscal 2014:
Net sales	$827,105	$779,026	$806,961	$792,686
Gross profit	385,387	347,945	375,757	356,272
Income (loss)before income taxes	66,731	(5,794)	26,891	(198,988)
Net income (loss)	45,184	(3,789)	20,524	(156,592)

(1)
Includes charges of $6,537 for the quarter ended March 31, 2015, $14,437 for the quarter ended June 30, 2015 and $8,519 for the quarter ended September 30, 2015, related to the sale of the nutritional bar assets and powder facility (see Note 4).

(2)
Includes a charge of $55,000 for the quarter ended September 30, 2015, related to the impairment on indefinite-lived tradenames (see Note 7).

(3)
Includes charges of $207,334 related to the goodwill and intangible asset impairment charges (see Note 7).

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

20.    Quarterly Results of Operations (Unaudited) (Continued)

(4)
Gross Profit includes accelerated depreciation resulting from the sale of our nutritional bar manufacturing facility assets of $3,282, $9,846 and $7,207 for the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015, respectively (See Note 4).

  Revision to quarterly information (See Note 2)

        The quarter ended December 31, 2014 was revised to reflect the correction of the Company's policy with respect to its labels inventory. This revision resulted in the reduction of Gross profit and Income (loss) before income taxes by $3,708 and the reduction of Net income (loss) by $2,284.

        The quarter ended March 31, 2015 was revised to reflect the correction of the Company's policy with respect to prepaid rent, primarily related to certain retail locations, as well as to correct an error to record additional accelerated depreciation expense associated with the sale of assets from our bar plant (as described more fully in Note 4). This revision resulted in the reduction of Gross Profit by $1,635, Income (loss) before income taxes by $4,297 and Net income (loss) by $2,647.

21.    Subsequent Event

Dr. Organic Limited

        In August 2015, NBTY (2015) Limited, a private limited company incorporated in England and Wales and an indirect subsidiary of Holdings ("NBTY (2015)"), and Holland & Barrett Group Limited, a company incorporated in England and Wales and an indirect subsidiary of Alphabet Holding Company, Inc. ("H&B") entered into an agreement to purchase Dr. Organic Limited (the "Share Purchase Agreement") pursuant to which NBTY (2015) agreed to acquire all of the ordinary shares in Dr. Organic Limited, a manufacturer, marketer and distributor of a broad line of naturally-inspired personal care products.

        The purchase price for the ordinary shares of Dr. Organic Limited is approximately £53,000 ($83,000), payable in (i) cash of £33,000 ($50,000) (the "cash consideration"), (ii) loan notes in an aggregate principal amount of approximately £20,000 ($30,000) (the "completion loan notes") to be issued by NBTY (2015) to the sellers, which mature 18 months after issuance and are redeemable at any time after six months at the option of the holders, (iii) 399,000 class B ordinary shares, par value £0.01 (the "rollover shares"), to be issued by NBTY (2015) to the sellers and (iv) 100,000 class C ordinary shares, par value £0.01, to be issued by NBTY (2015) to certain of the sellers at a premium of £0.04 each (which will be redeemed by NBTY (2015) for £0.05 each 18 months after issuance), each payable or issued on the closing date of the acquisition. Holders of the rollover shares may require us to repurchase them for an amount based on the future earnings of Dr. Organic Limited and its subsidiaries (the "repurchase amount"), which amount is payable, at the election of holders, in cash or through the issuance of loan notes by NBTY (2015) with terms similar to the completion loan notes. To the extent the holders do not exercise their put right, we will have the right to call the rollover shares at the repurchase amount.

        The completion of the transaction is subject to certain closing conditions, including regulatory clearance in the United Kingdom. The closing of the Dr. Organic Limited acquisition is expected to occur during the second half of calendar 2015.

Alphabet Holding Company, Inc.
Schedule I—Condensed Parent Company Statements of Income
(In thousands)

	Fiscal Year Ended September 30,
	2015	2014	2013
Net sales	$—	$—	$—

Costs and expenses:
Selling, general and administrative	166	149	343

	166	149	343

Loss from operations	(166)	(149)	(343)

Other income (expense):
Interest	(84,395)	(77,004)	(44,180)

	(84,395)	(77,004)	(44,180)

Loss from continuing operations before income taxes	(84,561)	(77,153)	(44,523)
Provision (benefit) for income taxes	17,018	(26,632)	(14,491)
Equity in income (loss) of subsidiaries	74,418	(44,152)	129,480

Net (loss) income	(27,161)	(94,673)	99,448

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(4,604), $(3,437) and $958, respectively	(81,221)	(18,800)	607
Change in fair value of interest rate swaps, net of taxes of $(442), $(2,003) and $(2,790), respectively	721	3,180	4,405

Total other comprehensive (loss) income, net of tax:	(80,500)	(15,620)	5,012
Comprehensive (loss) income	$(107,661)	$(110,293)	$104,460

See accompanying notes to Condensed Financial Statements.

Alphabet Holding Company, Inc.
Schedule I—Condensed Parent Company Balance Sheets
(In thousands)

	As of September 30,
	2015	2014
		(As Revised)
Assets
Current assets:
Cash and cash equivalents	$371	$15
Deferred income taxes	—	15,788
Other current assets	24,105	—

Total current assets	24,476	15,803
Other assets	—	25,098
Investments in subsidiaries	1,431,746	1,513,380

Total assets	$1,456,222	$1,554,281

Liabilities and Stockholders' Equity
Current liabilities:
Payable due to NBTY	$1,612	$536
Accrued expenses and other current liabilities	32,383	32,297

Total current liabilities	33,995	32,833
Long-term debt	986,055	979,160

Total liabilities	1,020,050	1,011,993
Commitments and contingencies
Stockholders' equity:
Total stockholders' equity	436,172	542,288

Total liabilities and stockholders' equity	$1,456,222	$1,554,281

See accompanying notes to Condensed Financial Statements.

Alphabet Holding Company, Inc.
Schedule I—Condensed Parent Company Statement of Cash Flows
(In thousands)

	Fiscal Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(27,161)	$(94,673)	$99,448
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries	(74,418)	44,152	(129,480)
Dividends received	57,123	60,063	216,926
Amortization of financing fees	6,895	6,383	3,436
Deferred income taxes	15,788	(13,708)	(3,786)
Changes in operating assets and liabilities, net of acquisitions:
Other assets	993	331	(10,261)
Accrued expenses and other liabilities	1,163	1,588	17,783

Net cash (used in) provided by operating activities	(19,617)	4,136	194,066

Cash flows from investing activities:
Dividends received	21,275	—	—

Net cash used in investing activities	21,275	—	—

Cash flows from financing activities:
Payments for financing fees	—	(18,560)	(11,225)
Proceeds from Holdco notes, inclusive of premiums and discounts	—	460,125	539,000
Exercise of stock options	99	27	30
Dividends paid	—	(445,537)	(721,682)
Share repurchase	(1,401)	(205)	(160)

Net cash provided by (used in) financing activities	(1,302)	(4,150)	(194,037)

Effect of exchange rate changes on cash and cash equivalents	—	—	—

Net (decrease) increase in cash and cash equivalents	356	(14)	29
Cash and cash equivalents at beginning of year	15	29	—

Cash and cash equivalents at end of year	$371	$15	$29

See accompanying notes to Condensed Financial Statements.

Alphabet Holding Company, Inc.
Condensed Notes to Schedule 1
(In thousands)

NOTE A—BASIS OF PRESENTATION

        Alphabet Holding Company, Inc. (the "Parent Company") is a holding company that conducts substantially all of its business operations through its wholly owned subsidiary, NBTY, Inc. through which it is highly dependent on. As specified in certain of NBTY's debt agreements, there are restrictions on the Parent Company's ability to obtain funds through dividends, loans or advances (refer to Note 9 to our Consolidated Financial Statements entitled "Long-Term Debt"). Accordingly, these condensed financial statements have been presented on a "parent-only" basis. Under a parent-only presentation, the Parent Company's investments in its consolidated subsidiaries are presented under the equity method of accounting. These parent-only financial statements should be read in conjunction with our audited Consolidated Financial Statements included elsewhere herein.

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

Revision to Financial Statements

        During the fiscal year ended September 30, 2015, the Company corrected its policy of expensing all labels upon receipt, to recording them as part of ending inventory. Additionally, the Company corrected its policy of expensing rent, primarily at certain retail locations, at the payment date and now it is recorded on the balance sheet and amortized during the period of use. The impact of correcting these policies was recorded as an adjustment to increase Investment in Subsidiaries and Stockholders' equity as of September 30, 2014 by $4,287. Accordingly, the Balance Sheet has been revised to reflect these change. There was no change to the previously reported Income Statements, as the impact to the Company's results of operations for all previously reported periods was de minimis. Furthermore, there was no change to the Statement of Cash Flows and no impact to any covenants in the Company's debt agreements

NOTE B—COMMITMENTS AND CONTINGENCIES

        The Parent Company is a guarantor on certain debt obligations entered into by its subsidiaries. For a discussion of the lease obligations of the Parent Company and its subsidiaries, see Note 9 to our Consolidated Financial Statements entitled "Long-Term Debt."

NOTE C—LONG TERM DEBT

        As a result of adopting the new guidance related to the presentation of debt issuance costs (see Note 2 to our Consolidated Financial Statements entitled Summary of Accounting Policies), our September 30, 2014 consolidated balance sheet has been retrospectively adjusted to reduce long-term debt by $21,810, reduce other assets by $7,418 and reduce other current assets by $14,392. Debt issuance costs relating to unused revolving lines of credit will remain in other assets and other current assets.

Alphabet Holding Company, Inc.
Condensed Notes to Schedule 1
(In thousands)

NOTE C—LONG TERM DEBT (Continued)

        On October 17, 2012 the Parent Company issued $550,000 senior unsecured notes (the"Holdco Notes") that mature on November 1, 2017. Interest on the Holdco Notes will accrue at the rate of 7.75% per annum with respect to Cash Interest and 8.50% per annum with respect to any paid-in-kind interest ("PIK Interest"). The proceeds from the offering of the Notes, along with $193,956 of dividends from NBTY, were used to pay transactions fees and expenses and a $721,682 dividend to the Parent Company's shareholders.

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

Period	Redemption Price
2015	101.00%
2016 and thereafter	100.00%

SCHEDULE II
Alphabet Holding Company, Inc. and Subsidiary
Valuation and Qualifying Accounts

Column A	Column B	Column C			Column D		Column E
		Additions
Description	Balance at beginning of period	Charged to costs and expenses	Charged to other accounts		Deductions		Balance at end of period
Fiscal year ended September 30, 2015:
Inventory reserves	$30,654	$6,475		$—			$37,129
Allowance for doubtful accounts	$2,564	$619		$—	$(583	)(a)	$2,600
Promotional program incentive allowance	$83,768	$373,509		$—	$(373,189)		$84,088
Allowance for sales returns	$15,409	$36,813		$—	$(35,142	)(b)	$17,080
Valuation allowance for deferred tax assets	$9,543	$45,187	$		$(1,559)		$53,171
Fiscal year ended September 30, 2014:
Inventory reserves	$24,648	$6,006		$—	$—		$30,654
Allowance for doubtful accounts	$2,472	$988		$—	$(896	)(a)	$2,564
Promotional program incentive allowance	$82,827	$329,562		$—	$(328,621)		$83,768
Allowance for sales returns	$13,549	$37,521		$—	$(35,661	)(b)	$15,409
Valuation allowance for deferred tax assets	$14,116	$(1,269)		$—	$(3,304)		$9,543
Fiscal year ended September 30, 2013:
Inventory reserves	$22,607	$2,041		$—	$—		$24,648
Allowance for doubtful accounts	$5,244	$(2,588)		$—	$(184	)(a)	$2,472
Promotional program incentive allowance	$71,845	$329,683		$—	$(318,701)		$82,827
Allowance for sales returns	$10,360	$31,087		$—	$(27,898	)(b)	$13,549
Valuation allowance for deferred tax assets	$14,867	$829		$—	$(1,580)		$14,116

(a)
Uncollectible accounts written off.

(b)
Represents actual product returns.