Form 10-K/A
period 2015-09-30
Alphabet Holding Company, Inc.
filed 2016-04-14
CIK 1566978

Use these links to rapidly review the document

Alphabet Holding Company, Inc., and Subsidiary Index to Consolidated Financial Statements September 30, 2015, 2014 and 2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None

ALPHABET HOLDING COMPANY, INC.
ANNUAL REPORT
FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

Explanatory Note

(in thousands)

        Alphabet Holding Company, Inc. (the "Company") is filing this amendment No. 1 on Form 10-K/A (this "Amendment") to amend its Annual Report on Form 10-K for the fiscal year ended September 30, 2015, as filed on November 17, 2015 (the "Original Filing"), to revise its consolidated financial statements.

        During the second quarter of 2016, the Company identified the following errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements:

  •
  In accounting for deferred taxes related to certain of the Company's long-lived assets recorded in connection with the acquisition of the Company by Carlyle, inclusive of intangible assets and property, plant and equipment, the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $38,671 and $31,869 as of September 30, 2015 and 2014, respectively, the reduction in Provision (benefit) for income taxes of $7,430 for fiscal 2013 and an increase in Foreign currency translation adjustments of $6,802, $937 and $300, for fiscal 2015, 2014 and 2013, respectively. Accordingly, the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss) and Statements of Stockholders' Equity have been revised, as applicable, to reflect these changes. The impact of these errors for fiscal periods prior to 2013 but subsequent to the acquisition of the Company by Carlyle was recorded as an adjustment to Stockholders' Equity as of September 30, 2012.

  •
  In accounting for the acquisition of the Company by Carlyle, the Company improperly recorded a deferred tax liability related to carryover tax-deductible goodwill resulting in an overstatement of its long-term deferred tax liabilities and goodwill in the amount of $13,930. The Consolidated Balance Sheets have been revised to reflect this change.

        The correction of these errors had no impact on the total captions as reported in the Consolidated Statements of Cash Flows and no impact on any covenants contained in its debt agreements.

        Refer to Note 2, Summary of Significant Accounting Policies, in the Notes to the Consolidated Financial Statements set forth in this Amendment for further information relating to this revision.

        This amended Annual Report on Form 10-K/A sets forth the Original Filing in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amended Annual Report on Form 10-K/A amends and revises the Original Filing only with respect to matters affected by the revision. The following items in the Original Filing have been amended as a result of this revision:

  •
  Part II, Item 6. Selected Financial Data

  •
  Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  •
  Part II, Item 8. Financial Statements

  •
  Part IV, Item 15. Exhibits (with respect to Exhibits 31 and 32)

        The Company's Chief Executive Officer and Chief Financial Officer are providing currently dated certifications in connection with this amended Annual Report on Form 10-K/A and various exhibits related to XBRL. These certifications are filed as Exhibits 31 and 32 to this Amendment.

        This amended Annual Report on Form 10-K/A does not modify or update other disclosures presented in the Original Filing, including the exhibits to the Original Filing, except as identified above. As such, except for the items identified above, this amended Annual Report on Form 10-K/A is as of November 17, 2015, the original filing date, and any forward-looking statements represent management's views as of that date and should be not be assumed to be accurate as of any date thereafter. This amended Annual Report on Form 10-K/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to November 17, 2015.

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

Item 6.    Selected Financial Data

	Fiscal Years Ended September 30,
	2015	2014	2013	2012	2011
	(In thousands)
Selected Income Statement Data:
Net sales	$3,226,124	$3,205,778	$3,163,041	$2,999,733	$2,864,427

Costs and expenses:
Cost of sales	1,746,462	1,740,417	1,700,909	1,608,436	1,641,887
Advertising, promotion and catalog	198,203	202,754	189,485	164,298	152,021
Selling, general and administrative	978,432	952,681	910,531	832,629	788,719
Merger expenses	—	—	—	—	44,479
Facility restructuring charges	29,493	—	32,695	—	—
Goodwill and intangible asset impairment charges	55,000	207,334	—	—	—

Income from operations	218,534	102,592	329,421	394,370	237,321
Interest expense	(217,325)	(213,043)	(191,280)	(158,584)	(195,566)
Miscellaneous, net	1,734	(709)	1,693	(1,003)	1,933

Income (loss) from continuing operations before income taxes	2,943	(111,160)	139,834	234,783	43,688
Provision (benefit) for income taxes on continuing operations	30,104	(16,487)	32,956	60,159	5,706

Income (loss) on continuing operations	(27,161)	(94,673)	106,878	174,624	37,982

(Loss) from discontinued operations, net of income taxes	—	—	—	(23,048)	(2,780)
Net (loss) income	$(27,161)	$(94,673)	$106,878	$151,576	$35,202

Selected Balance Sheet Data:
Working Capital	$886,236	$810,235	$717,781	$874,508	$891,582
Total assets	4,853,238	4,812,508	4,992,030	4,974,531	4,995,240
Long-term debt, net of current portion	3,115,213	3,078,647	2,614,601	2,084,427	2,274,988
Total stockholders' equity	460,913	560,229	1,111,211	1,718,790	1,548,081

        This "Item 6, Selected Financial Data" has been amended and revised to give effect to the revision of our consolidated financial statements for the Company's financial position as of September 30, 2014, 2013, 2012 and 2011 as it relates to the correction of our accounting policies related to on-hand labels and prepaid rent as well as the correction of errors related to our accounting for deferred income tax liabilities related to certain of the Company's long-lived assets. In addition to the impacts as disclosed in Note 2, the impact of these errors decreased our Provision for income taxes on continuing operations and increased our Income (Loss) from continuing operations and Net income (loss) by $5,105 and $5,283 for Fiscal 2012 and 2011, respectively. Additionally the corrections increased Working Capital by $4,287 as of September 30, 2012 and 2011; decreased Total assets by $9,103 as of September 30, 2012 and fiscal 2011; and increased Total stockholders' equity by $13,558 and $11,186 as of September 30, 2012 and 2011, respectively. A more complete discussion of this revision can be found in Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements contained in Part II, Item 8 herein.

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

Revision

        This "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" has been amended and revised to give effect to the revision of our consolidated financial statements for the Company's financial position as of September 30, 2014 and 2013 as it relates to the correction of our accounting policies related to on-hand labels and prepaid rent as well as the correction of errors related to our accounting for deferred income tax liabilities related to certain of the Company's long-lived assets. A more complete discussion of this revision can be found in Note 2—"Summary of Significant Accounting Policies" to the consolidated financial statements contained in Part II, Item 8 herein.

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

        On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and indefinite-lived intangibles. The key assumptions that drive the cash flows of our reporting units and intangible assets are estimated revenue growth rates and levels of profitability. Terminal value growth rate assumptions, weighted average cost of capital rates ("WACC") as well as royalty rates are used in conjunction with these key assumptions in order to derive the estimated fair value. These assumptions are subject to uncertainty, including our ability to grow revenue and improve or maintain profitability levels. Relatively small declines in the future performance and cash flows of a reporting unit or asset group or small changes in other key assumptions may result in the recognition of significant asset impairment charges. For example, keeping all other variables constant, an increase in the WACC applied of 50 basis points or a 140 basis point decrease in the terminal year level of profitability would require that we perform the second step of the goodwill impairment test for the Puritan's Pride reporting unit. The estimates used for our future cash flows and discount rates represent management's best estimates, which we believe to be reasonable, but future declines in business performance may impair the recoverability of our goodwill and intangible asset balances. Currently the estimated fair value of the Puritan's Pride reporting unit exceeds its carrying value by approximately 3% and the carrying value of the goodwill that is within the Puritan's Pride reporting unit is $199,031.

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

	Fiscal year ended September 30,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%

Costs and expenses:
Cost of sales	54.1%	54.3%	53.8%
Advertising, promotion and catalog	6.1%	6.3%	6.0%
Selling, general and administrative	30.3%	29.7%	28.8%
Goodwill and intangible asset impairment charges	1.7%	6.5%	0.0%
Facility restructuring charges	0.9%	0.0%	1.0%

	93.2%	96.8%	89.6%

Income from operations	6.8%	3.2%	10.4%

Other income (expense):
Interest	(6.7)%	(6.6)%	(6.0)%
Miscellaneous, net	0.1%	(0.0)%	0.1%

	(6.7)%	(6.7)%	(6.0)%

Income (loss) before income taxes	0.1%	(3.5)%	4.4%
Provision (benefit) for income taxes	0.9%	(0.5)%	1.0%

Net (loss) income	(0.8)%	(3.0)%	3.4%

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

  Provision for Income Taxes

        Our provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business and our ability to utilize state tax credits that expire between 2015 and 2028 and our foreign tax credit carryforwards which expire between 2021 and 2025. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2015 was 1,022.9% and 2014 was (14.8%). The effective income tax rate was higher than statutory rates in fiscal 2015 primarily due to the recording of a $45,187 valuation allowance on our foreign tax credit carryforward, partially offset by a benefit related to our assertion to reinvest $130,000 of foreign earnings indefinitely. Based on the Company's recent results and the impairments recorded thereon, the Company concluded there was no longer sufficient objective evidence to support the realization of its foreign tax credits and therefore it recorded a full valuation allowance for those credits. In fiscal 2014, the effective income tax rate was lower than statutory rates primarily due to the impact of the impairment of goodwill during fiscal 2014, for which no income tax benefit was recorded.

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

  Provision for Income Taxes

        Our (benefit) provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business and our ability to utilize state tax credits that expire between 2014 and 2028. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for fiscal 2014 and 2013 was (14.8%) and 23.6% respectively. The effective income tax rate was lower for fiscal 2014 primarily due to the impact of the impairment of goodwill during fiscal 2014, for which no income tax benefit was recorded.

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

        Cash provided by operating activities of $288,715 during fiscal 2013 was mainly attributable to net income of $106,878 and changes in operating assets and liabilities. During fiscal 2013, cash flows used in investing activities consisted primarily of cash paid for acquisitions relating to Balance Bar and purchases of property, plant and equipment. During fiscal 2013, cash flows from financing activities primarily related to the offering of the Holdco Notes and the dividend discussed above.

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in our senior secured credit facilities) for the four consecutive quarters ended September 30, 2015, 2014 and 2013:

	Fiscal 2015	Fiscal 2014	Fiscal 2013
Net (loss) income	$(27,161)	$(94,673)	$106,878
Interest expense	217,325	213,043	191,280
Income tax provision (benefit)	30,104	(16,487)	32,956
Depreciation and amortization	135,406	106,557	110,636

EBITDA	355,674	208,440	441,750
Severance costs(a)	19,251	7,078	22,235
Stock-based compensation(b)	2,844	4,088	1,982
Management fee(c)	3,000	3,000	3,000
Inventory fair value adjustment(d)	—	—	2,417
Consulting Fees(e)	30,121	23,611	26,826
Impariments and disposals(f)	67,668	214,683	2,195
Other items(g)	39,716	17,312	41,189
Proforma cost savings(h)	51,950	35,133	61,300
Limitation on certain EBITDA adjustments(i)	(64,845)	(26,849)	(67,089)

Consolidated EBITDA(1)	$505,379	$486,496	$535,805

Consolidated EBITDA differences between Holdings and NBTY(j)	189	42	378

NBTY's Consolidated EBITDA	$505,568	$486,538	$536,183

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

        During fiscal 2015, 2014 and 2013, translation (losses)/gains of ($74,419), ($17,863) and $907, respectively, were included in determining other comprehensive income. Accordingly, cumulative translation losses of approximately ($102,779) and ($28,360) were included as part of accumulated other comprehensive income (loss) within the consolidated balance sheet at September 30, 2015 and 2014, respectively.

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

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated July 15, 2010, among NBTY, Inc., Alphabet Holding Company, Inc. and Alphabet Merger Sub, Inc.(1)
2.2	Stock Purchase Agreement among NBTY, Inc., Balance Bar Company, Balance Bar Holdings LLC dated November 19, 2012.(2)
2.3	Bar Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc.(3)
2.4	Powder Asset Purchase Agreement dated March 3, 2015, between Nellson Nutraceutical, LLC and NBTY, Inc.(3)
2.5	Agreement for the Sale and Purchase of the Entire Issued Share Capital of Dr. Organic Limited dated August 12, 2015, among NBTY (2015) Limited and the Shareholders and Holders of Options in respect of Shares of Dr. Organic Limited(15)
3.1	Third Amended and Restated Certificate of Incorporation of Alphabet Holding Company, Inc.(4)
3.2	Second Amended and Restated By-Laws of Alphabet Holding Company, Inc.(5)
4.1	Indenture, dated as of October 17, 2012, between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee, governing the 7.75% / 8.50% Contingent Cash Pay Senior Notes due 2017.(6)
4.2	Form of 7.75% / 8.50% Contingent Cash Pay Senior Notes due 2017 (included as Exhibit A to Exhibit 4.1).
4.3	First Supplemental Indenture dated December 10, 2013 between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee.(7)
4.4	Second Supplemental Indenture dated December 12, 2013 between Alphabet Holding Company, Inc. and The Bank of New York Mellon, as trustee.(7)
10.1	Employment Agreement, effective March 1, 2008, by and between NBTY, Inc. and Harvey Kamil(8)
10.2	Indemnification Agreement, dated May 18, 2011 between NBTY, Inc. and Harvey Kamil(9)
10.3	Letter Agreement, dated May 18, 2011, by and between NBTY, Inc. and Harvey Kamil(9)
10.4	Employment Agreement, dated April 25, 2011, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Karla Packer(9)
10.5	NBTY, Inc. Retirement Profit Sharing Plan(10)
10.6	Credit Agreement, dated October 1, 2010 (the "Credit Agreement"), among NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC and the other lenders party thereto.(11)
10.7	First Amendment and Refinancing Agreement, dated March 1, 2011, amending the Credit Agreement.(11)
10.8	Subsidiary Guaranty, dated October 1, 2010, from the Guarantors named therein in favor of the secured parties named in the Credit Agreement(11)

Exhibit No.	Description
10.9	Security Agreement, dated October 1, 2010, from the Grantors named therein to Barclays Bank PLC.(11)
10.10	Form of Director Indemnification Agreement(11)
10.11	Equity Incentive Plan of Alphabet Holding Company, Inc.(11)
10.12	Form of Stock Option Agreement for Equity Incentive Plan of Alphabet Holding Company, Inc.(9)
10.13	Executive Severance Pay Plan(10)
10.14	Form of Employment Agreement dated March 2, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Christopher S. Brennan.(12)
10.15	Employment Agreement, dated August 14, 2012, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Bernard O'Keefe.(6)
10.16	Second Amendment Agreement, dated October 11, 2012, amending the Credit Agreement.(6)
10.17	Third Amendment and Second Refinancing Agreement, dated March 21, 2013, by and among NBTY, Inc. as Borrower, Alphabet Holding Company, Inc., Barclays Bank PLC as Lead Arranger and Bookrunner, Barclays Bank PLC as Administrative Agent, and the banks and other financial institutions party thereto as lenders.(13)
10.18	Management Incentive Plan of NBTY, Inc. for U.S. based associates.(3)
10.19	Stockholders Agreement dated December 3, 2010 by and between Alphabet Holding Company, Inc. and certain Carlyle entities(5)
10.20	Employment Agreement, dated August 14, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Dipak Golechha(4)
10.21	Employment Agreement, dated August 18, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Steven Cahillane(4)
10.22	Fourth Amendment and Third Refinancing to Credit Agreement, dated November 20, 2014, by and among, NBTY, Inc., Alphabet Holding Company, Inc., Barclays Bank PLC, and the banks and other financial institutions party thereto as lenders.(4)
10.23.	Consulting Agreement dated November 19, 2014, among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.(4)
10.24	Employment Agreement, dated December 5, 2014, by and among NBTY, Inc., Alphabet Holding Company, Inc. and Brian Wynne.(14)
10.25	Letter Agreement, dated January 7, 2015, by and between NBTY, Inc. and Harvey Kamil.(14)
10.24	Agreement and Release, dated November 19, 2014, among NBTY, Inc., Alphabet Holding Company, Inc. and Glenn Schneider.(4)
12.1	Statement regarding Computation of Ratio of Earnings to Fixed Charges(15)
21.1	Subsidiaries of Alphabet Holding Company, Inc.(15)
31.1	Rule 13a-14(a) Certification of Principal Executive Officer.*
31.2	Rule 13a-14(a) Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

Exhibit No.	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

(15)
Incorporated by reference to Holdings 10-K, filed November 17, 2015 (File #333-186802).

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALPHABET HOLDING COMPANY, INC. (Registrant)
By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director

Dated: April 13, 2016

Dated: April 13, 2016	By:	/s/ DIPAK GOLECHHA Dipak Golechha Chief Financial Officer

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

/s/ PricewaterhouseCoopers LLP
New York, New York
November 17, 2015, except for the effects of the corrections discussed in Note 2 with respect to the Company's accounting for deferred income tax liabilities related to certain of the Company's long-lived assets, as to which the date is April 13, 2016.

Alphabet Holding Company, Inc., and Subsidiary
Consolidated Balance Sheets
September 30, 2015 and 2014
(in thousands, except share and per share amounts)

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$303,721	$139,503
Accounts receivable, net	198,693	175,701
Inventories	844,223	856,934
Deferred income taxes	56,194	30,028
Other current assets	58,219	64,226

Total current assets	1,461,050	1,266,392
Property, plant and equipment, net	605,708	597,202
Goodwill	1,104,090	1,149,352
Intangible assets, net	1,664,538	1,791,592
Other assets	17,852	7,970

Total assets	$4,853,238	$4,812,508

Liabilities and Stockholders' Equity
Current liabilities:
Current portion long-term debt	$34,496	$261
Accounts payable	282,479	227,877
Accrued expenses and other current liabilities	257,839	228,019

Total current liabilities	574,814	456,157
Long-term debt, net of current portion	3,115,213	3,078,647
Deferred income taxes	663,023	664,090
Other liabilities	39,275	53,385

Total liabilities	4,392,325	4,252,279

Commitments and contingencies
Stockholders' equity:
Class A Common stock, $0.01 par; 3,300,000 shares authorized, 3,100,800 issued and outstanding	31	31
Class B Common stock, $0.01 par; 200,000 shares authorized, 2,319 and 370 issued and outstanding, respectively	—	—
Capital in excess of par	701,043	699,500
Accumulated deficit	(137,382)	(110,221)
Accumulated other comprehensive loss	(102,779)	(29,081)

Total stockholders' equity	460,913	560,229

Total liabilities and stockholders' equity	$4,853,238	$4,812,508

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc., and Subsidiary
Consolidated Statements of Operations and Comprehensive (Loss) Income
Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Net sales	$3,226,124	$3,205,778	$3,163,041

Costs and expenses:
Cost of sales (See Note 4)	1,746,462	1,740,417	1,700,909
Advertising, promotion and catalog	198,203	202,754	189,485
Selling, general and administrative	978,432	952,681	910,531
Goodwill and intangible asset impairment charges (See Note 7)	55,000	207,334	—
Facility restructuring charges (See Note 4)	29,493	—	32,695

Total costs and expenses	3,007,590	3,103,186	2,833,620

Income from operations	218,534	102,592	329,421

Other income (expense):
Interest	(217,325)	(213,043)	(191,280)
Miscellaneous, net	1,734	(709)	1,693

	(215,591)	(213,752)	(189,587)

Income (loss) before income taxes	2,943	(111,160)	139,834
Provision (benefit) for income taxes	30,104	(16,487)	32,956

Net (loss) income	(27,161)	(94,673)	106,878

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(2,970), $1,603 and $958, respectively	(74,419)	(17,862)	907
Change in fair value of interest rate swaps, net of taxes of $(442), $(2,003) and $(2,790), respectively	721	3,180	4,405

Total other comprehensive (loss) income, net of tax:	(73,698)	(14,682)	5,312
Comprehensive (loss) income	$(100,859)	$(109,355)	$112,190

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc., and Subsidiary
Consolidated Statements of Stockholders' Equity
Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	Class A Common Stock		Class B Common Stock
						(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Amount	Number of Shares	Amount	Capital in Excess of Par			Total Stockholders' Equity
Balance at September 30, 2012	3,101	$31	—	$—	$1,554,852	$168,943	$(18,594)	$1,705,232
Revision (see Note 2)	—	—	—	—	—	14,675	(1,117)	13,558

Balance at September 30, 2012	3,101	31	—	—	1,554,852	183,618	(19,711)	1,718,790
Net income	—	—	—	—	—	106,878	—	106,878
Other comprehensive income, net of tax	—	—	—	—	—	—	5,312	5,312
Exercise of stock options	—	—	—	—	30	—	—	30
Share repurchase	—	—	—	—	(160)	—	—	(160)
Dividend	—	—	—	—	(552,739)	(168,943)	—	(721,682)
Stock-based compensation	—	—	—	—	2,043	—	—	2,043

Balance at September 30, 2013	3,101	31	—	—	1,004,026	121,553	(14,399)	1,111,211
Net loss	—	—	—	—	—	(94,673)	—	(94,673)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(14,682)	(14,682)
Exercise of stock options	—	—	—	—	27	—	—	27
Share repurchase	—	—	—	—	(205)	—	—	(205)
Dividend	—	—	—	—	(308,436)	(137,101)	—	(445,537)
Stock-based compensation	—	—	—	—	4,088	—	—	4,088

Balance at September 30, 2014	3,101	31	—	—	699,500	(110,221)	(29,081)	560,229
Net income	—	—	—	—	—	(27,161)	—	(27,161)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(73,698)	(73,698)
Exercise of stock options	—	—	—	—	99	—	—	99
Share repurchase	—	—	—	—	(1,401)	—	—	(1,401)
Stock-based compensation	—	—	—	—	2,845	—	—	2,845

Balance at September 30, 2015	3,101	$31	—	$—	$701,043	$(137,382)	$(102,779)	$460,913

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc., and Subsidiary
Consolidated Statements of Cash Flows
Years Ended September 30, 2015, 2014 and 2013
(in thousands)

	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(27,161)	$(94,673)	$106,878
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairments and disposals of assets	63,781	214,813	5,269
Depreciation of property, plant and equipment	89,850	60,530	64,883
Amortization of intangible assets	45,556	46,027	45,753
Foreign currency transaction loss (gain)	4,929	1,702	(946)
Amortization and write-off of deferred financing fees	25,686	25,416	25,940
Stock-based compensation	2,845	4,088	2,043
Allowance for doubtful accounts	619	988	(2,587)
Amortization of incremental inventory fair value	—	—	2,417
Inventory reserves	6,475	6,006	2,042
Deferred income taxes	(14,531)	(62,289)	(5,923)
Call premium on term loan	—	—	(15,075)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31,941)	(6,700)	(4,696)
Inventories	(29,093)	(123,071)	(14,350)
Other assets	5,166	703	(3,292)
Accounts payable	46,252	(30,932)	45,753
Accrued expenses and other liabilities	25,346	4,210	34,606

Net cash provided by operating activities	213,779	46,818	288,715

Cash flows from investing activities:
Purchases of property, plant and equipment	(115,460)	(105,207)	(129,220)
Proceeds from sale of buildings and equipment	933	7,188	7,548
Cash paid for acquisitions, net of cash acquired	—	—	(82,473)
Proceeds from sale of powder facility assets	23,983	—	—

Net cash used in investing activities	(90,544)	(98,019)	(204,145)

Cash flows from financing activities:
Proceeds from Holdco notes, inclusive of premiums and discounts	—	460,125	539,000
Principal payments	(871)	(378)	(603)
Proceeds from sale-leaseback	52,826	—	—
Proceeds from borrowings under the revolver	—	—	80,000
Paydowns of borrowings under the revolver	—	—	(80,000)
Payments for financing fees	(611)	(18,560)	(18,612)
Dividends paid	—	(445,537)	(721,682)
Share repurchase	(1,401)	(205)	(160)
Exercise of stock options	99	27	30

Net cash provided by (used in) financing activities	50,042	(4,528)	(202,027)

Effect of exchange rate changes on cash and cash equivalents	(9,059)	(3,357)	910

Net increase (decrease) in cash and cash equivalents	164,218	(59,086)	(116,547)
Cash and cash equivalents at beginning of year	139,503	198,589	315,136

Cash and cash equivalents at end of year	$303,721	$139,503	$198,589

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

        These adjustments included the following:

  •
  During the first quarter of fiscal 2015, the Company recorded an out-of-period adjustment to cost of sales and label inventory of $3,707. This immaterial adjustment is a result of the Company correcting its policy of expensing all labels upon receipt. Accordingly on-hand labels are now recorded as a part of ending inventory on the consolidated balance sheet.

  •
  During the second and third quarters of fiscal 2015, the Company recorded an out-of-period adjustment to selling, general and administrative expenses and cost of sales and prepaid rent totaling $3,252. This immaterial adjustment is a result of the Company correcting its policy of

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

    expensing rent, primarily at certain retail locations, at the payment date. Accordingly prepaid rent is now recorded on the consolidated balance sheet and expensed during the period of use.

        The Company concluded that the aggregate impact of these errors resulted in a material misstatement to its consolidated financial statements for the three and nine months ended June 30, 2015. In connection with the Company's restatement of those interim consolidated financial statements the Company revised its historical financial statements to reflect the impact of the correction of the accounting policies noted above. The impact of correcting these policies was recorded as an adjustment to stockholders' equity as of September 30, 2012. Therefore, the Consolidated Statements of Stockholders' Equity and the Consolidated Balance Sheet have been revised to reflect this change. There was no change to the previously reported Consolidated Statements of Operations and Comprehensive Income (Loss), for these adjustments as the impact to the Company's results of operations for all previously reported periods was de minimis. Furthermore, there was no change to the Consolidated Statements of Cash Flows and no impact on any covenants contained in its debt agreements.

        During the second quarter of 2016, the Company identified the following errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements:

  •
  In accounting for deferred taxes related to certain of the Company's long-lived assets recorded in connection with the acquisition of the Company by Carlyle, inclusive of intangible assets and property, plant and equipment, the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $38,671 and $31,869 as of September 30, 2015 and 2014, respectively, the reduction in Provision (benefit) for income taxes of $7,430 for fiscal 2013 and an increase in Foreign currency translation adjustments of $6,802, $938 and $300, for fiscal 2015, 2014 and 2013, respectively. Accordingly, the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss) and Statements of Stockholders' Equity have been revised, as applicable, to reflect these changes. The impact of these errors for fiscal periods prior to 2013 but subsequent to the acquisition of the Company by Carlyle was recorded as an adjustment to Stockholders' Equity as of September 30, 2012.

  •
  In accounting for the acquisition of the Company by Carlyle, the Company improperly recorded a deferred tax liability related to carryover tax-deductible goodwill resulting in an overstatement of its long-term deferred tax liabilities and goodwill in the amount of $13,930. The Consolidated Balance Sheets have been revised to reflect this change.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

        The correction of these errors had no impact on the total captions as reported in the Consolidated Statements of Cash Flows and no impact on any covenants contained in its debt agreements.

        The aggregate impact of these corrections to the previously issued financial statements is as follows:

				September 30, 2014
	September 30, 2015
					Original revision	Deferred tax revision
	As Reported	Adjustment	As Revised	As Reported			As Revised
Consolidated Balance Sheets
Inventories	$844,223	$—	$844,223	$853,226	$3,708	$—	$856,934
Deferred income taxes	$56,194	$—	$56,194	$32,701	$(2,673)	$—	$30,028
Other current assets	$58,219	$—	$58,219	$60,974	$3,252	$—	$64,226
Total current assets	$1,461,050	$—	$1,461,050	$1,262,105	$4,287	$—	$1,266,392
Goodwill	$1,118,020	$(13,930)	$1,104,090	$1,163,282	$—	$(13,930)	$1,149,352
Total assets	$4,867,168	$(13,930)	$4,853,238	$4,822,151	$4,287	$(13,930)	$4,812,508
Deferred income taxes	$701,694	$(38,671)	$663,023	$695,959	$—	$(31,869)	$664,090
Total liabilities	$4,430,996	$(38,671)	$4,392,325	$4,284,148	$—	$(31,869)	$4,252,279
Accumulated deficit	$(155,200)	$17,818	$(137,382)	$(132,326)	$4,287	$17,818	$(110,221)
Accumulated other comprehensive loss	$(109,702)	$6,923	$(102,779)	$(29,202)	$—	$121	$(29,081)
Total stockholders' equity	$436,172	$24,741	$460,913	$538,003	$4,287	$17,939	$560,229
Total liabilities and stockholders' equity	$4,867,168	$(13,930)	$4,853,238	$4,822,151	$4,287	$(13,930)	$4,812,508

	Fiscal year ended September 30, 2015			Fiscal year ended September 30, 2014			Fiscal year ended September 30, 2013
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Consolidated Statements of Income and Comprehensive Income (Loss)
(Benefit) provision for income taxes	$30,104	$—	$30,104	$(16,487)	$—	$(16,487)	$40,386	$(7,430)	$32,956
Net income (loss)	$(27,161)	$—	$(27,161)	$(94,673)	$—	$(94,673)	$99,448	$7,430	$106,878
Foreign currency translation adjustment, net of taxes of $(2,970), $1,603 and $958, respectively	$(81,221)	$6,802	$(74,419)	$(18,800)	$938	$(17,862)	$607	$300	$907
Total other comprehensive (loss) income, net of tax:	$(80,500)	$6,802	$(73,698)	$(15,620)	$938	$(14,682)	$5,012	$300	$5,312
Comprehensive (loss) income	$(107,661)	$6,802	$(100,859)	$(110,293)	$938	$(109,355)	$104,460	$7,730	$112,190

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

2.    Summary of Significant Accounting Policies (Continued)

	Fiscal year ended September 30, 2013
	As Reported	Adjustment	As Revised
Consolidated Statement of Cash flows
Net income (loss)	$99,448	$7,430	$106,878
Deferred income taxes	$1,507	$(7,430)	$(5,923)
Net cash provided by operating activities	$288,715	$—	$288,715

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

        Depreciation and amortization of property, plant and equipment for the fiscal years ended September 30, 2015, 2014 and 2013 was approximately $89,850, $60,530 and $64,883, respectively. The 2015 amount includes $20,203 of accelerated depreciation related to the sale of the nutritional bar production assets (see Note 4).

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

Goodwill

        The changes in the carrying amount of goodwill by segment for the fiscal years ended September 30, 2015 and 2014 are as follows:

	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Vitamin World	Consolidated
Balance at September 30, 2013	$638,091	$321,767	$261,270	$25,744	$1,246,872
Purchase price adjustments	—	517	—	—	517
Impairment of goodwill	—	—	(61,590)	(25,744)	(87,334)
Foreign currency translation	(6,590)	(4,113)	—	—	(10,703)

Balance at September 30, 2014	631,501	$318,171	$199,680	—	1,149,352
Write-off due to sale of powder facility	(4,892)	—	(649)	—	(5,541)
Foreign currency translation	(14,931)	(24,790)	—	—	(39,721)

Balance at September 30, 2015	$611,678	$293,381	$199,031	$—	$1,104,090

        The previously reported amounts have been revised to correct for the impact of the error with regard to the improper recognition of a deferred tax liability related to carryover tax-deductible goodwill (see Note 2). The correction of this error resulted in a reduction in goodwill from what was previously reported in the amounts of $7,129, $3,086 and $3,715 related to the Consumer Product Group, Holland & Barrett International and Puritan's Pride segments, respectively.

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

        The Company's swap contracts are measured at fair value based on a market approach valuation technique. With the market approach, fair value is derived using prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Although non-performance risk of the Company and the counterparty is present in all swap contracts and is a component of the estimated fair values, we do not view non-performance risk to be a significant input to the fair value for the interest rate swap contracts. However, with respect to our cross currency swap contracts, we believe that non-performance risk is higher; therefore the Company classifies these swap contracts as "Level 3" in the fair value hierarchy and, accordingly, records estimated fair value adjustments based on internal projections and views of those contracts. The performance risk for the cross currency swap contracts as a percentage of the unadjusted liabilities ranged from 6.1% to 11.4% (9.5% weighted average) as of September 30, 2015 and 8.1% to 8.5% (8.3% weighted average) as of September 30, 2014.

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

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

12.    Income Taxes (Continued)

        Provision (benefit) for income taxes consists of the following for the fiscal years ended September 30:

	2015	2014	2013
Federal
Current	$—	$(1,372)	$(3,017)
Deferred	(1,898)	(57,116)	6,445
State
Current	2,585	2,311	1,869
Deferred	(5,725)	(5,689)	(4,106)
Foreign
Current	42,050	44,863	40,027
Deferred	(6,908)	516	(8,262)

Total provision (benefit)	$30,104	$(16,487)	$32,956

        The following is a reconciliation of the (benefit) provision for income taxes computed using the statutory Federal income tax rate to the actual income tax expense (benefit) and the effective income tax rate for the fiscal years ended September 30:

	2015		2014		2013
	Amount	Percent of pretax income	Amount	Percent of pretax income	Amount	Percent of pretax income
Income tax expense at statutory rate	$1,030	35.0%	$(38,906)	35.0%	$48,942	35.0%
State income taxes, net of federal income tax benefit	(3,578)	(121.6)%	(4,187)	3.8%	(2,237)	(1.6)%
Change in valuation allowance	43,628	1,482.4%	—	0.0%	(1,259)	(0.9)%
Effect of international operations, including foreign export benefit and earnings indefinitely reinvested	(13,082)	(444.5)%	(38)	0.0%	(13,075)	(9.4)%
Domestic manufacturing deduction	—	0.0%	—	0.0%	(481)	(0.3)%
Goodwill impairment	1,925	65.4%	30,567	(27.5)%	—	0.0%
Change in tax reserves	(725)	(24.6)%	(4,801)	4.3%	—	0.0%
Other	906	30.8%	878	(0.8)%	1,066	0.8%

	$30,104	1,022.9%	$(16,487)	14.8%	$32,956	23.6%

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

        The components of deferred tax assets and liabilities are as follows as of September 30:

	2015	2014
Deferred tax assets:
Inventory reserves and UNICAP	$20,175	$14,412
Accrued expenses and reserves not currently deductible	21,545	22,014
Other comprehensive income	2,343	8,670
R&D tax credit carryforward	1,048	—
Foreign and state tax credits	100,115	120,858
Foreign and state net operating losses	8,865	8,434
Valuation allowance	(53,171)	(9,543)

Total deferred income tax assets, net of valuation allowance	100,920	164,845

Deferred tax liabilities:
Depreciation	(40,145)	(49,497)
Intangibles	(585,448)	(625,784)
Prepaid rent	(1,064)	(1,248)
Undistributed foreign earnings	(81,092)	(122,378)

Total deferred income tax liabilities	(707,749)	(798,907)

Total net deferred income tax liabilities	(606,829)	(634,062)
Less current deferred income tax assets	(56,194)	(30,028)

Long-term deferred income tax liabilities	$(663,023)	$(664,090)

        At September 30, 2015 and 2014, we had the following:

	2015	2014
Foreign net operating losses	$17,022	$19,600
Foreign tax credit carryforward on remitted earnings	45,187	14,102
Deferred foreign tax credit on unremitted foreign earnings	53,027	104,218
R&D tax credit carryforward	1,048	—
NYS investment tax credit carryforwards	1,901	2,537

        At September 30, 2015 and 2014, we maintained the following valuation allowances:

	2015	2014
NYS investment tax credit carryforwards	$1,901	$2,537
Foreign loss carryforwards	6,083	7,006
Foreign tax credits	45,187	—

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

16.    Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company were as follows:

	Fiscal year ended September 30, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2014	$(28,360)	$(721)	$(29,081)
Other comprehensive income (loss) before reclassifications	(74,419)	(438)	(74,857)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at September 30, 2015	$(102,779)	$—	$(102,779)

(1)
All amounts are net of tax; amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 10, Fair Value of Financial Instruments.

	Fiscal year ended September 30, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2013	$(10,498)	$(3,901)	$(14,399)
Other comprehensive income (loss) before reclassifications	(17,862)	(2,166)	(20,028)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	5,346	5,346

Balance at September 30, 2014	$(28,360)	$(721)	$(29,081)

(1)
All amounts are net of tax; amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 10, Fair Value of Financial Instruments.

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

16.    Accumulated Other Comprehensive Income (Loss) (Continued)

	Fiscal year ended September 30, 2013(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2012	$(11,405)	$(8,306)	$(19,711)
Other comprehensive income (loss) before reclassifications	907	(3,499)	(2,592)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	7,904	7,904

Balance at September 30, 2013	$(10,498)	$(3,901)	$(14,399)

(1)
All amounts are net of tax; amounts in parentheses indicate debits.

(2)
These (gains) losses are reclassified into Interest expense. See Note 10, Fair Value of Financial Instruments.

        During the fiscal years ended September 30, 2015, 2014 and 2013 we recorded decreases in our deferred tax liability relating to other comprehensive income (loss) incurred during the year of $6,327, $7,722 and $240, respectively.

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

Alphabet Holding Company, Inc., and Subsidiary
Notes to Consolidated Financial Statements (Continued)
(in thousands, except share amounts)

19.    Segment Information (Continued)

        Total assets by segment as of September 30 are as follows:

	2015	2014
Reportable Business Segments:
Consumer Products Group	$2,535,813	$2,497,273
Holland & Barrett International	941,739	944,924
Puritan's Pride	511,080	509,503
Vitamin World	51,881	109,962

Total Reportable Business Segments:	4,040,513	4,061,662

Corporate / Manufacturing	812,725	750,846

Consolidated assets	$4,853,238	$4,812,508

        Assets by segment as of September 30, 2014 were revised to reflect the correction of the Company's policy with respect to its labels inventory and prepaid rent. Additionally, assets by segment as of September 30, 2015 and 2014 were revised to reflect the correction of the Company's recording of deferred tax liabilities related to carryover tax-deductible goodwill (as described in Note 2). As of September 30, 2015, these revisions resulted in a decrease in assets of $7,129, $3,086 and $3,715 related to the Consumer Products Group, Holland & Barrett International and Puritan's Pride segments, respectively. As of September 30, 2014, these revisions resulted in a decrease in assets of $3,386, $3,086, $3,139 and $2,552 related to the Consumer Products Group, Holland & Barrett International, Puritan's Pride and Corporate / Manufacturing segments, respectively, partially offset by an increase of $2,520 for Vitamin World.

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

20.    Quarterly Results of Operations (Unaudited)

        The following is a summary of the unaudited quarterly results of operations for fiscal 2015 and 2014 (amounts may not equal fiscal year totals due to rounding):

	Quarter ended
	December 31, 2014	March 31, 2015(1)	June 30, 2015(1)	September 30, 2015(1)(2)
Fiscal 2015:
Net sales	$825,771	$787,876	$815,610	$796,867
Gross profit(4)	376,884	345,730	375,226	361,487
Income (loss) before income taxes	34,583	(4,700)	26,291	(53,231)
Net income (loss)	22,030	(2,903)	20,057	(66,345)

	Quarter ended
	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014(3)
Fiscal 2014:
Net sales	$827,105	$779,026	$806,961	$792,686
Gross profit	385,387	347,945	375,757	356,272
Income (loss)before income taxes	66,731	(5,794)	26,891	(198,988)
Net income (loss)	45,184	(3,789)	20,524	(156,592)

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

Alphabet Holding Company, Inc.
Schedule I—Condensed Parent Company Statements of Income
(In thousands)

	Fiscal Year Ended September 30,
	2015	2014	2013
Net sales	$—	$—	$—

Costs and expenses:
Selling, general and administrative	166	149	343

	166	149	343

Loss from operations	(166)	(149)	(343)

Other income (expense):
Interest	(84,395)	(77,004)	(44,180)

	(84,395)	(77,004)	(44,180)

Loss from continuing operations before income taxes	(84,561)	(77,153)	(44,523)
Provision (benefit) for income taxes	17,018	(26,632)	(14,491)
Equity in income (loss) of subsidiaries	74,418	(44,152)	136,910

Net (loss) income	(27,161)	(94,673)	106,878

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of $(2,970), $1,603 and $958, respectively	(74,419)	(17,862)	907
Change in fair value of interest rate swaps, net of taxes of $(442), $(2,003) and $(2,790), respectively	721	3,180	4,405

Total other comprehensive (loss) income, net of tax:	(73,698)	(14,682)	5,312
Comprehensive (loss) income	$(100,859)	$(109,355)	$112,190

See accompanying notes to Condensed Financial Statements.

Alphabet Holding Company, Inc.
Schedule I—Condensed Parent Company Balance Sheets
(In thousands)

	As of September 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$371	$15
Deferred income taxes	—	15,788
Other current assets	24,105	—

Total current assets	24,476	15,803
Other assets	—	25,098
Investments in subsidiaries	1,456,487	1,531,321

Total assets	$1,480,963	$1,572,222

Liabilities and Stockholders' Equity
Current liabilities:
Payable due to NBTY	$1,612	$536
Accrued expenses and other current liabilities	32,383	32,297

Total current liabilities	33,995	32,833
Long-term debt	986,055	979,160

Total liabilities	1,020,050	1,011,993
Commitments and contingencies
Stockholders' equity:
Total stockholders' equity	460,913	560,229

Total liabilities and stockholders' equity	$1,480,963	$1,572,222

See accompanying notes to Condensed Financial Statements.

Alphabet Holding Company, Inc.
Schedule I—Condensed Parent Company Statement of Cash Flows
(In thousands)

	Fiscal Years Ended September 30,
	2015	2014	2013
Cash flows from operating activities:
Net (loss) income	$(27,161)	$(94,673)	$106,878
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in (earnings) loss of subsidiaries	(74,418)	44,152	(136,910)
Dividends received	57,123	60,063	216,926
Amortization of financing fees	6,895	6,383	3,436
Deferred income taxes	15,788	(13,708)	(3,786)
Changes in operating assets and liabilities, net of acquisitions:
Other assets	993	331	(10,261)
Accrued expenses and other liabilities	1,163	1,588	17,783

Net cash (used in) provided by operating activities	(19,617)	4,136	194,066

Cash flows from investing activities:
Dividends received	21,275	—	—

Net cash used in investing activities	21,275	—	—

Cash flows from financing activities:
Payments for financing fees	—	(18,560)	(11,225)
Proceeds from Holdco notes, inclusive of premiums and discounts	—	460,125	539,000
Exercise of stock options	99	27	30
Dividends paid	—	(445,537)	(721,682)
Share repurchase	(1,401)	(205)	(160)

Net cash provided by (used in) financing activities	(1,302)	(4,150)	(194,037)

Effect of exchange rate changes on cash and cash equivalents	—	—	—

Net (decrease) increase in cash and cash equivalents	356	(14)	29
Cash and cash equivalents at beginning of year	15	29	—

Cash and cash equivalents at end of year	$371	$15	$29

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

Revision to Financial Statements

        During the fiscal year ended September 30, 2015, the Company corrected its policy of expensing all labels upon receipt, to recording them as part of ending inventory. Additionally, the Company corrected its policy of expensing rent, primarily at certain retail locations, at the payment date and now it is recorded on the balance sheet and amortized during the period of use. The impact of correcting these policies was recorded as an adjustment to increase Investment in Subsidiaries and Stockholders' equity as of September 30, 2014 by $4,287. Accordingly, the Balance Sheet has been revised to reflect these change. There was no change to the previously reported Income Statements, as the impact to the Company's results of operations for all previously reported periods was de minimis. Furthermore, there was no change to the Statement of Cash Flows and no impact to any covenants in the Company's debt agreements

        During the second quarter of 2016, the Company identified the following errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements:

  •
  In accounting for deferred taxes related to certain of the Company's long-lived assets recorded in connection with the acquisition of the Company by Carlyle, inclusive of intangible assets and property, plant and equipment, the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these error results in an increase to Investment in subsidiaries and Total stockholders' equity of $24,741 and $17,941 as of September 30, 2015 and 2014, respectively.

  •
  In accounting for the acquisition of the Company by Carlyle, the Company improperly recorded a deferred tax liability related to carryover tax-deductible goodwill resulting in an overstatement of its long-term deferred tax liabilities and goodwill in the amount of $13,930.

Alphabet Holding Company, Inc.
Condensed Notes to Schedule 1
(In thousands)

NOTE A—BASIS OF PRESENTATION (Continued)

        The aggregate impact of these corrections to the previously issued financial statements is as follows:

	September 30, 2015			September 30, 2014
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Condensed Parent Company Balance Sheets
Investments in subsidiaries	$1,431,746	$24,741	$1,456,487	$1,509,093	$22,228	$1,531,321
Total assets	$1,456,222	$24,741	$1,480,963	$1,549,994	$22,228	$1,572,222
Total stockholders' equity	$436,172	$24,741	$460,913	$538,001	$22,228	$560,229
Total liabilities and stockholders' equity	$1,456,222	$24,741	$1,480,963	$1,549,994	$22,228	$1,572,222

	Fiscal year ended September 30, 2015			Fiscal year ended September 30, 2014			Fiscal year ended September 30, 2013
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Condensed Parent Company Statements of Income
Equity in income (loss) of subsidiaries	$74,418	$—	$74,418	$(44,152)	$—	$(44,152)	$129,480	$7,430	$136,910
Net (loss) income	$27,161	$—	$27,161	$94,673	$—	$94,673	$99,448	$7,430	$106,878
Foreign currency translation adjustment, net of taxes of $(2,970), $1,603 and $958, respectively	$(81,221)	$6,802	$(74,419)	$(18,800)	$938	$(17,862)	$607	$300	$907
Total other comprehensive (loss) income, net of tax:	$(80,500)	$6,802	$(73,698)	$(15,620)	$938	$(14,682)	$5,012	$300	$5,312
Comprehensive (loss) income	$(107,661)	$6,802	$(100,859)	$(110,293)	$938	$(109,355)	$104,460	$7,730	$112,190

	Fiscal year ended September 30, 2013
	As Reported	Adjustment	As Revised
Condensed Parent Company Statement of Cash flows
Net (loss) income	$99,448	$7,430	$106,878
Equity in (earnings) loss of subsidiaries	$(129,480)	$(7,430)	$(136,910)
Net cash (used in) provided by operating activities	194,066	$—	194,066

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