Form 10-Q/A
period 2015-12-31
Alphabet Holding Company, Inc.
filed 2016-04-14
CIK 1566978

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

Alphabet Holding Company, Inc. and Subsidiary
INDEX

Explanatory Note
(in thousands)

        Alphabet Holding Company, Inc. (the "Company") is filing this amendment No. 1 on Form 10-Q/A (this "Amendment") to amend its Quarterly Report on Form 10-Q for the three month period ended December 31, 2015, as filed on February 9, 2016 (the "Original Filing"), to revise its consolidated financial statements.

        During the second quarter of 2016, the Company identified the following errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements:

  •
  In accounting for deferred taxes related to certain of the Company's long-lived assets recorded in connection with the acquisition of the Company by Carlyle, inclusive of intangible assets and property, plant and equipment, the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $45,235 and $38,671 as of December 31, 2015 and September 30, 2015, respectively, the reduction in (Benefit) provision for income taxes of $4,680 for the three months ended December 31, 2015 and an increase in Foreign currency translation adjustments of $1,884 and $3,477, for the three months December 31, 2015 and 2014, respectively. Accordingly, the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss) and Statements of Stockholders' Equity have been revised, as the impact of these errors for fiscal periods prior to 2013 but subsequent to the acquisition of the Company by Carlyle was recorded as an adjustment to Stockholders' Equity as of September 30, 2012.

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

Refer to Note 1, Basis of Presentation, in the Notes to the Consolidated Financial Statements set forth in this Amendment for further information relating to this revision.

        This amended Quarterly Report on Form 10-Q/A sets forth the Original Filing in its entirety; however, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this amended Quarterly Report on Form 10-Q/A amends and revises the Original Filing only with respect to matters affected by the revision. The following items in the Original Filing have been amended as a result of this revision:

  •
  Part I, Item 1. Financial Statements

  •
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

        This amended Quarterly Report on Form 10-Q/A does not modify or update other disclosures presented in the Original Filing, including the exhibits to the Original Filing, except as identified above. As such, except for the items identified above, this amended Quarterly Report on Form 10-Q/A is as of February 9, 2016, the original filing date, and any forward-looking statements represent management's views as of that date and should be not be assumed to be accurate as of any date thereafter. This amended Quarterly Report on Form 10-Q/A should be read in conjunction with our other filings made with the Securities and Exchange Commission subsequent to February 9, 2016.

PART I
Item 1. Financial Statements

Alphabet Holding Company, Inc. and Subsidiary

Consolidated Balance Sheets

(Unaudited)

(in thousands, except share and per share amounts)

	December 31, 2015	September 30, 2015
Assets
Current assets:
Cash and cash equivalents	$205,549	$303,721
Accounts receivable, net	189,224	198,693
Inventories	855,193	844,223
Deferred income taxes	56,425	56,194
Other current assets	75,533	58,219

Total current assets	1,381,924	1,461,050
Property, plant and equipment, net	573,826	605,708
Goodwill	1,186,571	1,104,090
Intangible assets, net	1,714,112	1,664,538
Other assets	32,729	17,852

Total assets	$4,889,162	$4,853,238

Liabilities and Stockholders' Equity
Current liabilities:
Current portion long-term debt	$59,814	$34,496
Accounts payable	311,138	282,479
Accrued expenses and other current liabilities	184,938	257,839

Total current liabilities	555,890	574,814
Long-term debt, net of current portion	3,073,442	3,115,213
Deferred income taxes	677,966	663,023
Other liabilities	41,179	39,275

Total liabilities	4,348,477	4,392,325

Commitments and contingencies
Redeemable non-controlling interest	103,511	—
Stockholders' equity:
Class A Common stock, $0.01 par; 3,300,000 shares authorized, 3,100,800 issued and outstanding	31	31
Class B Common stock, $0.01 par; 200,000 shares authorized, 2,718 and 2,319 issued and outstanding, respectively	—	—
Capital in excess of par	701,843	701,043
Accumulated deficit	(143,749)	(137,382)
Accumulated other comprehensive loss	(120,951)	(102,779)

Total stockholders' equity	437,174	460,913

Total liabilities and stockholders' equity	$4,889,162	$4,853,238

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2015	2014
Net sales	$801,990	$825,771

Costs and expenses:
Cost of sales (See Note 3)	443,144	448,887
Advertising, promotion and catalog	46,463	46,894
Selling, general and administrative	253,266	238,192
Impairment of Vitamin World assets (See Note 7 and 14)	11,656	—
Facility restructuring charges (See Note 3)	5,494	—

Total costs and expenses	760,023	733,973

Income from operations	41,967	91,798

Other income (expense):
Interest	(55,409)	(55,860)
Miscellaneous, net	(1,962)	(1,355)

Total other expense	(57,371)	(57,215)

(Loss) income from operations before income taxes	(15,404)	34,583
(Benefit) provision for income taxes	(8,898)	12,553

Net (loss) income	(6,506)	22,030
Net loss attributable to non-controlling interests	(139)	—

Net (loss) income attributable to Alphabet Holding Company, Inc.	$(6,367)	$22,030

Net (loss) income	$(6,506)	$22,030
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment, net of taxes of ($997) and $396, respectively	(18,746)	(26,830)
Change in fair value of interest rate swaps, net of taxes of $0 and $(442), respectively	—	721

Total other comprehensive loss, net of tax:	(18,746)	(26,109)

Comprehensive loss	(25,252)	(4,079)
Less: Net loss attributable to non-controlling interest	(139)	—
Less: Foreign currency translation adjustment attributable to non-controlling interest	(574)	—

Comprehensive loss attributable to non-controlling interest	(713)	—
Comprehensive loss attributable to Alphabet Holding Company, Inc.	$(24,539)	$(4,079)

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net (loss) income	$(6,506)	$22,030
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Impairments and disposals of assets	12,912	659
Depreciation of property, plant and equipment	20,208	16,707
Amortization of intangible assets	11,644	11,358
Foreign currency transaction gain	(1,359)	(87)
Amortization and write-off of deferred financing fees	7,442	6,809
Stock-based compensation	773	732
Allowance for doubtful accounts	41	35
Inventory reserves	10,606	5,369
Deferred income taxes	819	(256)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	24,702	(12,105)
Inventories	10,024	41,311
Other assets	(10,588)	6,775
Accounts payable	27,527	38,953
Accrued expenses and other liabilities	(82,140)	(43,429)

Net cash provided by operating activities	26,105	94,861

Cash flows from investing activities:
Purchase of property, plant and equipment	(40,038)	(19,090)
Proceeds from sale of bar assets	7,910	193
Proceeds from sale of building and equipment	384	—
Cash paid for acquisitions, net of cash acquired	(45,011)	—

Net cash used in investing activities	(76,755)	(18,897)

Cash flows from financing activities:
Principal payments	(56,941)	(67)
Proceeds from issance of debt	6,123	—
Payments for financing fees	—	(611)
Share repurchase	(38)	(46)
Exercise of stock options	65	22

Net cash used in financing activities	(50,791)	(702)

Effect of exchange rate changes on cash and cash equivalents	3,269	(2,186)

Net (decrease) increase in cash and cash equivalents	(98,172)	73,076
Cash and cash equivalents at beginning of period	303,721	139,503

Cash and cash equivalents at end of period	$205,549	$212,579

Non-cash investing and financing information:
Property, plant and equipment additions included in total liabilities	$18,575	$11,748

The accompanying notes are an integral part of these consolidated financial statements.

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements

(Unaudited)

(in thousands)

1. Basis of Presentation

        Alphabet Holding Company, Inc., a Delaware corporation ("Holdings") and its wholly owned subsidiary NBTY, Inc. ("NBTY"), together with its subsidiaries, (the "Company," "we," or "us"), is the leading vertically integrated manufacturer, marketer, distributor and retailer of high-quality vitamins, minerals, herbs, specialty supplements, and sports/active nutrition products ("VMHS") in the United States, with operations worldwide. We have prepared these financial statements in conformity with U.S. generally accepted accounting principles ("GAAP") applicable to interim financial information and on a basis that is consistent with the accounting principles applied in our audited financial statements for the fiscal year ended September 30, 2015, including the notes thereto (our "2015 Financial Statements") included in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2015 ("2015 Annual Report"). In our opinion, these financial statements reflect all adjustments (including normal recurring items) necessary for a fair presentation of our results for the interim periods presented. These financial statements do not include all information or notes necessary for a complete presentation in conformity with GAAP. Accordingly, these financial statements should be read in conjunction with the 2015 Financial Statements. Results for interim periods are not necessarily indicative of results which may be achieved for a full year.

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

        During the second quarter of 2016, the Company identified errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements:

  •
  In accounting for deferred taxes related to certain of the Company's long-lived assets recorded in connection with the acquisition of the Company by Carlyle, inclusive of intangible assets and property, plant and equipment, the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $45,235 and $38,671 as of December 31, 2015 and September 30, 2015, respectively, the reduction in (Benefit) provision for income taxes of $4,680 for the three months ended December 31, 2015 and an increase in Foreign currency translation adjustments of $1,884 and $3,477, for the three months December 31, 2015 and 2014, respectively. Accordingly, the Consolidated Balance Sheets, Statements of Operations and Comprehensive Income (Loss) and Statements of Stockholders' Equity have been revised, as the impact of these errors for fiscal periods prior to 2013 but subsequent to the acquisition of the Company by Carlyle was recorded as an adjustment to Stockholders' Equity as of September 30, 2012.

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

The aggregate impact of these revisions to correct the previously issued financial statements is follows:

	December 31, 2015			September 30, 2015
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Consolidated Balance Sheets
Goodwill	$1,200,501	$(13,930)	$1,186,571	$1,118,020	$(13,930)	$1,104,090
Total assets	$4,903,092	$(13,930)	$4,889,162	$4,867,168	$(13,930)	$4,853,238
Deferred income taxes	$723,201	$(45,235)	$677,966	$701,694	$(38,671)	$663,023
Total liabilities	$4,393,712	$(45,235)	$4,348,477	$4,430,996	$(38,671)	$4,392,325
Accumulated deficit	$(166,247)	$22,498	$(143,749)	$(155,200)	$17,818	$(137,382)
Accumulated other comprehensive loss	$(129,758)	$8,807	$(120,951)	$(109,702)	$6,923	$(102,779)
Total stockholders' equity	$405,869	$31,305	$437,174	$436,172	$24,741	$460,913
Total liabilities and stockholders' equity	$4,903,092	$(13,930)	$4,889,162	$4,867,168	$(13,930)	$4,853,238

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

1. Basis of Presentation (Continued)

	Three months ended December 31, 2015			Three months ended December 31, 2014
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Consolidated Statemetns of Income and Comprehensive Income (Loss)
Cost of sales (See Note 3)	$443,144	$—	$443,144	$445,180	$3,707	$448,887
Total costs and expenses	$760,023	$—	$760,023	$730,266	$3,707	$733,973
Income from operations	$41,967	$—	$41,967	$95,505	$(3,707)	$91,798
(Loss) income from operations before income taxes	$(15,404)	$—	$(15,404)	$38,290	$(3,707)	$34,583
(Benefit) provision for income taxes	$(4,218)	$(4,680)	$(8,898)	$13,976	$(1,423)	$12,553
Net income (loss)	$(11,186)	$4,680	$(6,506)	$24,314	$(2,284)	$22,030
Net (loss) income attributable to Alphabet Holding Company, Inc.	$(11,047)	$4,680	$(6,367)	$24,314	$(2,284)	$22,030
Foreign currency translation adjustment, net of taxes of ($997) and $396, respectively	$(20,630)	$1,884	$(18,746)	$(30,307)	$3,477	$(26,830)
Total other comprehensive loss, net of tax:	$(20,630)	$1,884	$(18,746)	$(29,586)	$3,477	$(26,109)
Comprehensive loss	$(31,816)	$6,564	$(25,252)	$(5,272)	$1,193	$(4,079)
Comprehensive loss attributable to Alphabet Holding Company, Inc.	$(31,103)	$6,564	$(24,539)	$(5,272)	$1,193	$(4,079)

	Three months ended December 31, 2015			Three months ended December 31, 2014
	As Reported	Adjustment	As Revised	As Reported	Adjustment	As Revised
Consolidated Statement of Cash flows
Net income (loss)	$(11,186)	$4,680	$(6,506)	$24,314	$(2,284)	$22,030
Inventories	$10,024	$—	$10,024	$37,604	$3,707	$41,311
Deferred income taxes	$5,499	$(4,680)	$819	$(256)	$—	$(256)
Net cash provided by operating activities	$26,105	$—	$26,105	$94,861	$—	$94,861
Accrued expenses and other liabilities	$(82,140)	$—	$(82,140)	$(42,006)	$(1,423)	$(43,429)

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

4. Inventories

        The components of inventories are as follows:

	December 31, 2015	September 30, 2015
Raw materials	$167,669	$178,464
Work-in-process	24,065	20,265
Finished goods	663,459	645,494

Total	$855,193	$844,223

5. Goodwill and Intangible Assets

        The change in the carrying amount of goodwill by segment is as follows:

	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Consolidated
Balance at September 30, 2015	$611,678	$293,381	$199,031	$1,104,090
Acquisition of Dr. Organic Limited	94,399	—	—	94,399
Foreign currency translation	(4,747)	(7,171)	—	(11,918)

Balance at December 31, 2015	$701,330	$286,210	$199,031	$1,186,571

        The previously reported amounts have been revised to correct for the impact of the error with regard to the improper recognition of a deferred tax liability related to carryover tax-deductible goodwill (see Note 2). The correction of this error resulted in a reduction in goodwill from what was previously reported in the amounts of $7,129, $3,086 and $3,715 related to the Consumer Products Group, Holland & Barrett International and Puritan's Pride segments, respectively.

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

        The effective income tax rate for the three months ended December 31, 2015 and 2014 was 57.8% and 36.3%, respectively. Our effective tax rates for the three month periods are different than the federal statutory rate generally due to the impact of state and local taxes in fiscal 2016 and 2015 and; in fiscal 2016, the partial reinvestment of foreign earnings as well as a one-time benefit related to the remeasurement of our deferred taxes in the UK due to an enacted tax rate change.

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

10. Accumulated Other Comprehensive Income (Loss)

        Additions to and reclassifications out of accumulated other comprehensive income (loss) attributable to the Company for the three months ended December 31, 2015 and 2014 were as follows:

	Three Months Ended December 31, 2015(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2015	$(102,779)	$—	$(102,779)
Other comprehensive income (loss)	(18,746)	—	(18,746)
Less: Foreign currency translation adjustment attributable to non-controlling interest	574	—	574

Balance at December 31, 2015	$(120,951)	$—	$(120,951)

	Three Months Ended December 31, 2014(1)
	Foreign currency translation adjustments	Gains and losses on cash flow hedges	Total
Balance at September 30, 2014	$(28,360)	$(721)	$(29,081)
Other comprehensive income (loss) before reclassifications	(26,830)	(438)	(27,268)
Amounts reclassified from accumulated other comprehensive income (loss)(2)	—	1,159	1,159

Balance at December 31, 2014	$(55,190)	$—	$(55,190)

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

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

13. Segment Information (Continued)

        The following table represents key financial information of our business segments:

	Total Reportable Business Segments
	Consumer Products Group	Holland & Barrett International	Puritan's Pride	Vitamin World(1)	Total	Corporate/ Manufacturing	Consolidated
Three Months Ended December 31, 2015:
Net sales	$472,430	$218,461	$61,552	$49,547	$801,990	$—	$801,990
Income (loss) from operations	46,338	38,839	5,089	(13,137)	77,129	(35,162)	41,967
Depreciation and amortization	9,359	6,472	2,914	872	19,617	12,235	31,852
Capital expenditures	7,861	21,228	20	628	29,737	10,301	40,038
Three Months Ended December 31, 2014:
Net sales	$494,705	$213,597	$63,564	$53,905	$825,771	$—	$825,771
Income (loss) from operations	61,148	46,315	5,677	1,200	114,340	(22,542)	91,798
Depreciation and amortization	9,002	5,049	2,830	895	17,776	10,289	28,065
Capital expenditures	73	10,703	13	1,023	11,812	7,278	19,090

(1)
Includes an impairment of $11,656 for the three months ended December 31, 2015. (See Note 7 and 14)

        Total assets by segment are as follows:

	December 31, 2015	September 30, 2015
Reportable Business Segments:
Consumer Products Group	$2,643,347	$2,535,813
Holland & Barrett International	945,879	941,739
Puritan's Pride	502,636	511,080
Vitamin World	41,941	51,881

Total Reportable Business Segments:	4,133,803	4,040,513

Corporate / Manufacturing	755,359	812,725

Consolidated assets	$4,889,162	$4,853,238

        Assets by segment as of December 31, 2015 and September 30, 2015 were revised to reflect the correction of the Company's recording of deferred tax liabilities related to carryover tax-deductible goodwill in the amounts of $7,129, $3,086 and $3,715 related to the Consumer Products Group, Holland & Barrett International and Puritan's Pride segments, respectively.

14. Subsequent Event

        In February 2016, the Company entered into an agreement to sell its Vitamin World segment and certain other assets (including real property) associated with Vitamin World for aggregate consideration of approximately $25,000, consisting of $10,000 in cash, a promissory note with a face value of $15,000

Alphabet Holding Company, Inc. and Subsidiary

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

(in thousands)

14. Subsequent Event (Continued)

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

        The statements in the following discussion and analysis regarding industry outlook, our expectations regarding the performance of our business and the forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described under the heading, "Risk Factors" in our Annual Report on Form 10-K/A for the fiscal year ended September 30, 2015 (our "2015 Annual Report"). Our actual results may differ materially from those contained in or implied by any forward-looking statements. You should read the following discussion together with the consolidated financial statements, including the related notes, contained elsewhere herein and with the 2015 Annual Report. All references to years, unless otherwise noted, refer to our fiscal years, which end on September 30. All dollar values in this section, unless otherwise noted, are denoted in thousands. Numerical figures have been subject to rounding adjustments. Accordingly, numerical figures shown as totals in various tables may not be arithmetic aggregations of the figures that precede them.

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

Revision to Financial Statements

        During the second quarter of 2016, the Company identified errors related to its previously issued financial statements that the Company concluded, based on its evaluation of both quantitative and qualitative factors, were not material to any of its previously issued consolidated financial statements. These errors related to accounting for deferred taxes related to certain of the Company's long-lived assets, inclusive of intangible assets and property, plant and equipment, whereby the Company did not properly consider the implications of income tax and foreign currency rate changes when recording deferred taxes at the end of each reporting period. The correction of these errors results in the reduction of long-term deferred income tax liabilities of $45,235 and $38,671 as of December 31, 2015 and September 30, 2015, respectively, the reduction in (Benefit) provision for income taxes of $4,680 for the three months ended December 31, 2015 and an increase in Foreign currency translation adjustments of $1,884 and $3,477, for the three months December 31, 2015 and 2014, respectively. Additionally, in accounting for the acquisition of the Company by Carlyle the Company improperly recorded a deferred tax liability related to carryover tax-deductible goodwill, the correction of which results in a reduction of its long-term deferred tax liabilities and goodwill in the amount of $13,930.

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

        Accordingly, the Company has revised its previously reported Consolidated Statement of Operations for the three months ended December 31, 2014 as follows: increased Cost of sales and decreased (loss) income from operations before income taxes by $3,708; decreased (Benefit) provision for income taxes by $1,423; and decreased Net (loss) income including non-controlling interests by $2,284.

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

  Income from Operations

        Income (loss) from operations was as follows:

	Three Months Ended December 31,
	2015	2014	$ change	% change
Consumer Products Group	$46,338	$61,148	$(14,810)	(24.2)%
Holland & Barrett International	38,839	46,315	(7,476)	(16.1)%
Puritan's Pride	5,089	5,677	(588)	(10.4)%
Vitamin World	(13,137)	1,200	(14,337)	(1,194.8)%
Corporate / Manufacturing	(35,162)	(22,542)	(12,620)	(56.0)%

Total	$41,967	$91,798	$(49,831)	(54.3)%

Percentage of net sales	5.2%	11.1%

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

  (Benefit) Provision for Income Taxes

        Our (benefit) provision for income taxes is impacted by a number of factors, including federal taxes, our international tax structure, state tax rates in the jurisdictions where we conduct business, and our ability to utilize state tax credits that expire between 2016 and 2030. Our overall effective income tax rate could vary as a result of these factors. The effective income tax rate for the three months ended December 31, 2015 and 2014 was 57.8% and 36.3%, respectively. Our effective tax rate for the three months ended December 31, 2015 was lower than the federal statutory rate generally due to the timing and mixture (foreign and domestic) of income and a one-time benefit related to the remeasurement of our deferred taxes in the UK due to an enacted tax rate change.

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

        The following table reconciles net income (loss) to EBITDA and Consolidated EBITDA (as defined in NBTY's senior secured credit facilities) for the three months ended and four consecutive quarters ended December 31, 2015 and 2014:

	Three Months Ended December 31,		Four Consecutive quarters ended December 31,
	2015	2014	2015	2014
Net income (loss) attributable to Alpabet Holding Company, Inc.	$(6,367)	$22,030	$(55,558)	$(117,827)
Interest expense	55,409	55,860	216,876	220,476
Provision (benefit) for income taxes	(8,898)	12,553	8,654	(25,482)
Depreciation and amortization	31,852	28,065	139,192	109,056

EBITDA	71,996	118,508	309,164	186,223
Severance costs(a)	1,272	2,773	17,750	9,304
Stock-based compensation(b)	773	732	2,884	3,200
Management fee(c)	750	750	3,000	3,000
Consulting fees(d)	9,847	5,420	34,548	21,716
Impairments and disposals(e)	13,767	635	80,800	215,219
Other items(f)	27,119	8,195	58,638	27,006
Pro forma cost savings(g)	12,040	8,000	48,160	31,998
Limitation on certain EBITDA adjustments(h)	(16,971)	(6,191)	(67,887)	(24,763)

Consolidated EBITDA(1)	$120,593	$138,822	$487,057	$472,903

Consolidated EBITDA differences between Holdings and NBTY(i)	80	32	244	88

NBTY's Consolidated EBITDA	$120,673	$138,854	$487,301	$472,991

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

        During the three months ended December 31, 2015 and 2014, translation losses of ($18,746) and ($26,830), respectively, were included in determining other comprehensive income (loss). Accordingly, cumulative translation losses of ($120,951) and ($102,779) were included as part of accumulated other comprehensive loss within the consolidated balance sheets at December 31, 2015 and September 30, 2015, respectively.

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

Critical Accounting Policies and Estimates

        We describe our significant accounting policies in Note 2 of the notes to consolidated financial statements included in our 2015 Annual Report. We discuss our critical accounting estimates in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," in the 2015 Annual Report. There have been no significant changes in our significant accounting policies or critical accounting estimates since September 30, 2015. As noted in the Form 10-K/A, relatively small declines in the future performance and cash flows within the Consumer Products Group business may result in the recognition of asset impairment charges. Certain categories within the Consumer Products Group and Puritan's Pride segment are performing below expectations increases the risk of impairment for the indefinite-lived tradenames associated with those categories. The carrying value of the tradenames associated with the Consumer Products Group segment as of December 31, 2015 was approximately $429,000 and $166,000, for indefinite and definite lived intangible assets, respectively. The carrying value of the indefinite lived tradenames associated with the Puritan's Pride segment as of December 31, 2015 was approximately $160,000. The carrying value of goodwill associated with the Consumer Products Group and Puritan's Pride segments are $701,330 and $199,031, respectively.

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

Alphabet Holding Company, Inc. (Registrant)
Date: April 13, 2016	By:	/s/ STEVEN CAHILLANE Steven Cahillane Chief Executive Officer, President and Director
Date: April 13, 2016	By:	/s/ DIPAK GOLECHHA Dipak Golechha Chief Financial Officer